Form 10QSB
period 2006-09-30
TERRAPIN ENTERPRISES INC
filed 2006-11-14
CIK 1364560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-134648

TERRAPIN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(IRS Employer ID Number)

17 Carlton Road
Monsey, NY 10952
(Address of principal executive offices)

888-251-3422
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of November 13, 2006: 10,290,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TERRAPIN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER, 30, 2006
(Unaudited)

ASSETS

Current Assets:	$-

Total Current Assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$3,365

Total Current Liabilities	3,365

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
10,290,000 shares issued and outstanding	10,290
Additional Paid-In Capital	33,075
Deficit Accumulated During the Development Stage	(46,730)

Total Stockholders’ Deficit	(3,365)

Total Liabilities and Stockholders’ Deficit	$-

The accompanying notes are an integral part of these financial statements.

TERRAPIN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2006		For the Period January 10, 2006 (Inception) To September 30, 2006

Net Revenues		$-		$-

Costs and Expenses:
Start Up Costs		-		8,625
Professional Fees		3,000		9,000
Website Development Costs		30,000		30,000
Other General and
Administrative Expenses		172		172

Total Costs and Expenses		33,172		47,797

Loss from Operations before Other
Income (Expense)		(33,172)		(47,797)

Other Income (Expense):
Forgiveness of Debt		1,857		1,857
Interest Expense		(371)		(877)
Interest Income		35		87
Total Other Income (Expense)		1,521		(1,067)

Net Loss	$	(31,651)	$	(46,730)

Basic and Diluted Loss Per Share	$	( .00)	$	( .01)
Weighted Average Basic and Diluted Shares Outstanding		8,812,826		8,425,029

The accompanying notes are an integral part of these financial statements.

TERRAPIN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 10, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$	(46,730)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common Stock Issued for Services		7,600
Forgiveness of Debt		(1,857)
Changes in Assets and Liabilities:
(Decrease) in Accounts Payable and Accrued Liabilities		(15,758)

Net Cash Used in Operating Activities		(56,745)

Cash Flows from Investing Activities:		-

Cash Flows from Financing Activities:
Proceeds of Borrowings		28,480
Payments of Borrowings		(27,500)
Proceeds from Sale of Common Stock		57,650
Payments of Other Offering Costs		(1,885)

Net Cash Provided by Financing Activities		56,745

Increase in Cash		-

Cash - Beginning of Period		-

Cash - End of Period		$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-
Income Taxes Paid		$-

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred Offering Costs Recorded as Accounts Payable		$20,000
Transfer of Deferred Offering Costs to Additional Paid-In Capital		$20,000

The accompanying notes are an integral part of these financial statements.

TERRAPIN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $46,730 for the period January 10, 2006 (inception) to September 30, 2006. In addition, the Company had a working capital deficit of $3,365 at September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $37,000 through an offering of its common stock during the quarter ended September 30, 2006. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - Website Development Costs

Website development costs have been incurred in the planning stage and pursuant to Emerging Issues Task Force Abstract Number 00-2, “Accounting for Website Development Costs”, have been expensed as incurred. These costs were paid to a company whose president and sole stockholder is the spouse of the Company’s Chief Executive Officer and Chairman.

NOTE 3 - Common Stock

In April 2006 the Company issued 7,600,000 shares of common stock valued at $7,600 to the Founders of the Company for Services.

In April 2006 the Company sold 400,000 shares of common stock for $400 to a private investor.

During the quarter ended September 30, 2006 the Company sold 2,290,000 shares of common stock pursuant to its public offering for gross proceeds of $57,250. The Company incurred offering costs of $20,000 and net proceeds amounted to $37,250.

NOTE 4 - Forgiveness of Debt

During the quarter ended September 30, 2006 notes payable aggregating $28,480 principal and $877 accrued interest were satisfied by payment of $27,500. Principal of $980 and accrued interest of $877 previously owed by the Company was discharged by the note holders. Accordingly, the Company recognized other income of $1,857 during the quarter ended September 30, 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Terrapin Enterprises, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated on January 10, 2006 in the State of Nevada. We are a development stage company, have not yet commenced operations, and have no revenues.

We intend to engage in the development and sale of interactive educational enrichment media programming specifically designed for children ages 6 to 12 years of age. The content will cover diverse areas of interest including math, reading, science, and writing skill development. As these subjects form the nucleus of a child’s elementary education, we intend our programming to be used to assist parents and children with their daily homework needs as well as serving as enrichment in areas where an aptitude is exhibited by the child. Our programming will be created in animated graphics with the intent of allowing the child to learn the educational content in a simulated social setting that the child will be able to relate to in a comfortable and nourishing fashion.

Typically, a child will be able to access our programming through a CD/DVD purchase or their password protected account at our website. Once at our site, the child will have access to a wide variety of interactive tutorial programming. Aside from tutorials, the child will also have access to games and animated programming designed to promote education in a positive social framework. Our revenues will come from CD/DVD sales as well as website memberships that will be available on a monthly and an annual basis.

We will market our products to public schools, private schools, parents who home school, other elementary level educational providers (tutors, after school enrichment programs, etc.), and children ages six to twelve. We expect to distribute our products through various means including using our website as a portal, development of on-line distribution partners and retail outlets (i.e. video stores, educational stores and department stores).

Plan of Operation

Our products are intended to assist children ages 6 through 12 in the core curriculum of math, reading, science and writing development. Consequently, it is our eventual goal to provide homework assistance, situational programming and games in an interactive and animated delivery method for each subject and grade. As this would constitute dozens of intricate programs that would require considerable time and financial resources to create, we intend to approach programming in an incremental fashion, as follows:

1.  Stage One. Initially, we will focus on the development of a beta program that will provide animated and interactive mathematical homework assistance for all elementary grades. Over the first six months, our efforts will be directed at first through third grades, and in the subsequent six months we hope to complete grades fourth through sixth. When creating the beta products, we will utilize the assistance of a wide array of professionals including federally approved teachers, animated artists, website developers and marketing experts. Initially, we hope to employ these professionals on a per diem or consulting basis.

Upon completion of our beta programs, we will develop a marketing plan that will afford for a wide exposure of our services to our preferred markets. We hope to target our preferred markets with a thorough advertising campaign that would include online and traditional print advertising as well as an active sales force. We may retain a marketing consulting firm to help us develop and implement a marketing plan.

2.  Stage Two. Upon completion of the creation of the math product in stage one, we will use any earned revenue we may receive to commence development of programming in the remaining subject areas of reading, science and writing development. Presently, it is our intent to focus on one subject area at a time. We expect to proceed with programming centered upon assisting the child to read and improve reading comprehension. Once there is programming in reading for all elementary grades, development would then begin on writing development followed by science. By incrementally adding each subject matter in a methodical fashion until the core curriculum is covered in a representative fashion, we hope to attract and retain a broad customer base.

3.  Stage Three. To be effective on a long term basis it will be a major imperative for us to remain relevant and interesting to our customer base - the children. We expect that creative programming must be developed on a continued basis and will remain an expense for the foreseeable future. Additionally, increased programming will allow us to add to our product line and that will allow the company to increase corporate revenue.

The incremental approach described above, will allow us to begin product development on a limited financial budget. As revenues increase, additional programs can be developed. Ultimately, we would like to have a product line that offers an educational depth and breadth for the children we serve.

As of September 30, 2006, we had no cash funds. We incurred a net loss of $46,730 for the period January 10, 2006 (inception) to September 30, 2006. In addition, we had a working capital deficit of $3,365 at September 30, 2006.

During the quarter ended September 30, 2006 we sold 2,290,000 shares of common stock pursuant to a public offering for gross proceeds of $57,250. We incurred offering costs of $20,000 and net proceeds amounted to $37,250. In order to implement our marketing plans, we may need to raise funds. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The condensed financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications of Simona Hirsch, the President, Chief Executive Officer, and Director	Attached Hereto

31.2	Rule 13a-14(a)/15d14(a) Certifications of Jacob Hiller, the Secretary and Treasurer	Attached Hereto

32.1	Section 1350 Certifications of Simona Hirsch, the President, Chief Executive Officer, and Director	Attached Hereto

32.2	Section 1350 Certifications of Jacob Hiller, the Secretary and Treasurer	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006

TERRAPIN ENTERPRISES, INC.

By:	/s/ Simona Hirsch
Name: Simona Hirsch
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Jacob Hiller
Name: Jacob Hiller
Title: Secretary and Treasurer (Principal Financial and Accounting Officer)