Form 10KSB
period 2006-12-31
Black Sea Oil, Inc.
filed 2007-03-30
CIK 1364560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number 000-52107

Black Sea Oil, Inc.
(Name of small business issuer in its charter)

Nevada	20-4069588
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

415 Madison Avenue
15th Floor
New York, New York 10017
(Address of principal executive offices)
(Zip Code)

Issuer’s telephone number: 646-673-8427

Securities registered under Section 12(b) of the Exchange Act:
Title of each class
None
Name of each exchange on which registered
N/A
Securities registered under Section 12(g) of the Exchange Act:
common stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2007, was $210,425,250

As of March 28, 2007, we had outstanding 180,075,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

Page
Cautionary Statement for Forward Looking Information

PART I

Item 1. Business	5
Item 2. Description of Property	16
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders 16

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	17
Item 6. Management's Discussion and Analysis or Plan of Operation	20
Item 7. Financial Statements	23
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 8A. Controls and Procedures	24
Item 8B. Other Information	24

PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons;
Compliance with Section 16(a) of the Exchange Act	25
Item 10. Executive Compensation	26
Item 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters	27
Item 12. Certain Relationships and Related Transactions; Director Independence	28
Item 13. Exhibits	29
Item 14. Principal Accountant Fees and Services	30

SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1 under the caption “Factors that May Affect Future Results”, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in Items 1 (Business), 6 (Management's Discussion and Analysis or Plan of Operation) as well as those discussed elsewhere in this Annual Report.

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

As used in this Annual Report, references to “our company,” “Company,” “we” or “us” refers to Black Sea Oil, Inc., unless otherwise specifically stated or the context requires otherwise.

All share and per share information in this Annual Report gives effect to a 17.5-for-1 forward stock split of our common stock on December 18, 2006.

ITEM 1. Business

Our Corporate History

We were incorporated under Nevada law on January 10, 2006 under the corporate name Terrapin Enterprises, Inc. On December 6, 2006, we merged our newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into us and changed our corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006. On December 18, 2006, we effected to a 17.5-for-1 forward stock split of our common stock. All share and per share information in this Annual Report gives effect to that 17.5-for-1 forward stock split.

We are a development stage company that has not generated any revenue. Prior to the merger, we were focused on developing and offering interactive educational enrichment media programming specifically designed for children ages 6 to 12 years of age. Since the change of control in December 2006, we decided to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

Our offices are located at 415 Madison Avenue, 15th Floor, New York, NY 10017. Our telephone number is 646-673-8427.

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our sole officer nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; (vi) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; (vii) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d)  capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We have no full time employees. Our sole officer and director provide service to us on an as-needed basis. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Factors that May Affect Future Results

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the marketing of our services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of $58,568 through December 31, 2006. In addition, we had a working capital deficit of $15,203 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may need to raise additional capital to expand our operations and execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Although we believe that we have sufficient resources and recurring revenues to conduct our operations for the next 12 months, our continued operations in general will depend upon the sustainability of cash flow from our operations, or our ability to raise additional funds if required through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder, who is currently our sole officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our sole officer and director beneficially own in the aggregate approximately 73.8% of our outstanding common stock. As a result, our management will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

We may, in the future, issue additional shares of our common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 1,750,000,000 shares of common stock and 5,000,000 shares of preferred stock. The future issuance of common stock, including shares that may be issued upon conversion of shares of preferred stock, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it which may be issued to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company, thereby preventing you from realizing a premium over the market value of your shares.

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Our common stock is a "Penny Stock". Trading of our common stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker--dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may limit a stockholders’ ability to buy and sell our stock.

In addition to the "penny stock" rules, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 2. Description of Property

We do not lease or own any real property. We currently maintain our corporate office at 415 Madison Avenue, 15th Floor, New York, NY 10017. The space is leased to us on a month-to-month basis at a cost of $600 per month.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

PART II

ITEM 5.Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "BSEA.OB" since January 31, 2007. Prior to January 31, 2007 there was no active trading of our securities.

Record Holders

On March 28 2007, we had approximately 4 holders of record of our common stock, including 40,075,000 shares held in street name.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Transfer Agent

Our transfer agent is Island Stock Transfer 100 2nd Avenue S., Suite 104N, St. Petersburg, Florida 33701.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2006, other than the purchase on December 5, 2006 by Marcus Segal of an aggregate of 133,000,000 shares from Simona Hirsch and Dr. Jacob Hiller for the aggregate purchase price of $50,000

Securities Authorized for Issuance under Equity Compensation Plans

We not have any compensation plan under which equity securities are authorized for issuance

Description of Our Securities

Our authorized capital stock consists of 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of March 28, 2007 we had outstanding 180,075,000 shares of common stock. We have not issued any shares of preferred stock. There are no outstanding options, warrants, or rights to purchase any of our securities.

Our Common Stock. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our board of directors;

•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

•	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

The common shares are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the common shares and they all rank at equal rate or "pari passu", each with the other, as to all benefits, which might accrue to the holders of the common shares. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

At any general meeting, subject to the restrictions on joint registered owners of common shares, on a showing of hands every shareholder who is present in person and entitled to vote has one vote, and on a poll every shareholder has one vote for each common share of which he is the registered owner and may exercise such vote either in person or by proxy. Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

On December 18, 2006, we effected a 17.5-for-1 forward stock split of our common stock. All share and per share information in this Annual Report gives effect to that 17.5-for-1 forward stock split.

Our Preferred Stock

Our Board of Directors is authorized to issue preferred stock in one or more series, from time to time, with each such series to have such designation, relative rights, preferences or limitations, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors, subject to the limitations prescribed by law and in accordance with the provisions of our Articles of Incorporation, the Board of Directors being expressly vested with authority to adopt any such resolution or resolutions.

Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by our board of directors, (c) is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law or (d) is required to be made pursuant to the bylaws.

Our bylaws also provide that we may indemnify a director or former director of subsidiary corporation and we may indemnify our officers, employees or agents, or the officers, employees or agents of a subsidiary corporation and the heirs and personal representatives of any such person, against all expenses incurred by the person relating to a judgment, criminal charge, administrative action or other proceeding to which he or she is a party by reason of being or having been one of our directors, officers or employees.

Our directors cause us to purchase and maintain insurance for the benefit of a person who is or was serving as our director, officer, employee or agent, or as a director, officer, employee or agent or our subsidiaries, and his or her heirs or personal representatives against a liability incurred by him as a director, officer, employee or agent.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Plan of Operation

Since December 2006, we have decided to attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Liquidity and Capital Resources

Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

We had no revenues for the year ended December 31, 2006.

Operating expenses of $59,635 for the year ended December 31, 2006 were primarily for professional services and the development of a web-site.

Our net loss for the year ended December 31, 2006 was $(58,568). Our basic and diluted net loss per share for 2006 was $.0.

Liquidity and Capital Resources

As of December 31, 2006, we had no cash, and no assets and a working capital deficit of $15,203.

As of December 31, 2006, we had a total deficit accumulated during the development stage of $(58,568).

For the year ended December 31, 2006, net cash used by operations was ($36,745) and net cash provided by financing activities was $36,745. We have generated losses from inception and anticipate that we will continue to incur significant losses until we can generate sufficient revenue to offset our operating expenses.

We can not assure that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2007, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern

Off-Balance Sheet Arrangements

None.

Going Concern Consideration

The financial statements contained in this Annual Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Annual Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

ITEM 7. Financial Statements

The Financial Statements in this Annual Report begin on Page F-1

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter for the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B Other Information

On December 6, 2006, we merged our newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into us and changed our corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006. On December 18, 2006, we effected to a 17.5-for-1 forward stock split of our common stock. We never filed a Current Report on Form 8-K disclosing such events.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Age	Position

Marcus Segal	35	CEO, President, CFO and Director

Marcus Segal has been our chief executive officer, president, chief financial officer and a director of our company since December 5, 2006. He is chief financial officer of Star Energy, Inc. and Stargold Mines, Inc., and Vice President of Operations and Acting CFO for Vindicia Inc, a technology company specializing in credit card fraud prevention. From December 2000 to May 2003, Mr. Segal served as Vice President of Operations at EMusic.com, a leading Internet-based music subscription service, where he was responsible for the HR, Production, Customer Service, Royalty Administration, and Business Affairs departments of eMusic through the Company's acquisition by Vivendi/Universal's Universal Music Group in 2002. Prior to EMusic, Mr. Segal served as the Executive in Charge of Production/COO for The Documedia Group, an award-winning documentary production company based in Los Angeles. His projects included the 52-hour Sworn to Secrecy series for The History Channel and The Last Days of WWII for the A&E Network, for which he was nominated for an Emmy. Mr. Segal holds an MBA from Pepperdine University's Graziadio School of Business, was named a National Journalism Center Fellow in 1996, and received a BA in English Literature from the University of California at Santa Barbara.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Our Board of Directors has not established audit, nominating and compensation committees. The Board is of the opinion that such committees are not necessary since we have only two directors, who have been performing the functions of such committees. We are seeking independent board members. We have not been successful in retaining independent board members to form an audit committee. None of the members of our Board of Directors satisfies the criteria of an “Audit Committee Financial Expert.”

Code of Ethics

We have not adopted a Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2006 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that Simona Hirsch and Jacob Heller were late in filing their Forms 3 and their Forms 4 reporting the sale of their shares to Marcus Segal.

ITEM 10. Executive Compensation

Marcus Segal has been our Chief Executive Officer, President, Chief Financial Officer and a Director since December 5, 2006 when he acquired the shares owned by our founders, Simona Hirsch and Jacob Hiller. Simona Hirsch served as our Chief Executive Officer and President from our inception (January 10, 2006) to December 5, 2006. Ms. Hiller served as a Director of our company since January 10, 2006 until December 5, 2006.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during 2006 for services rendered to our company in all capacities by Marcus Segal and Simona Hirsch, each if whom served as our CEO during part of 2006. We did not pay or accrue any cash compensation for our executive officers for services rendered in 2006.

We have no employment agreement with our executive officer.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total (j)

Marcus Segal CEO, President, CFOand Director	2006(1)	$ 0						$ 0	$ 0

Simona Hirsch, former CEO, President and Director	2006(2)			$ 7,200 (3)					$

_____________
(1)	Mr. Segal was appointed CEO, President, CFO and a Director on December 5, 2006.
(2)	Ms. Hirsch resigned as CEO and President on December 5, 2006.
(3)
Represents the fair value of 126,000,000 shares of common stock issued to her in April 2006 as compensation for services rendered as an executive officer. The fair value of these shares was determined by our Board at $7,200, or $.0001 per share, the par value of our common stock.

Outstanding Equity Awards

None of the individuals who served as our executive officers during 2006 held at December 31, 2006, received any options, warrants or other right to purchase shares of our common stock, or unvested shares of common stock, granted or awarded to them, for services rendered.

Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.

No compensation was paid to any member of the Board of Directors during the fiscal year ended December 31, 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

Change in Control

On December 5, 2006, Simona Hirsch and her father, Dr. Jacob Hiller, our founders, entered into a Purchase and Sale Agreement for the sale of 133,000,0000 shares, representing approximately 73.8% of our outstanding shares, of common stock, to Marcus Segal for the aggregate purchase price of $50,000 ($0.00037 per share). The source of the cash consideration for the purchase of the shares was the personal funds of Mr. Segal.

Concurrently with the sale of the shares, Ms. Hirsch resigned as our chief executive officer and president and Dr. Hiller resigned as our treasurer and secretary, and Mr. Segal was appointed our chief executive officer, president, chief financial officer and a Director.

There are no arrangements or understandings among Ms. Hirsch, Dr. Hiller and Mr. Segal and their associates with respect to the election of directors of our company or other matters.

Security Ownership

The following table sets forth, as of March 28, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of March 28, 2007, we had outstanding 180,075,000 shares of common stock. Except as otherwise indicated, each beneficial owner has sole voting and dispositive power with respect to the shares owned.

Name and Address	Amount and Nature of Beneficial Ownership	Percent

Marcus Segal 2643 20th Street San Francisco, CA 94110	133,000,000	73.89%

Sole director and executive officer (1 person)	133,000,000	73.89%

ITEM 12. Certain Relationships and Related Transactions; Director Independence

(a) None

(b) Our sole directors is not “independent”, as that term is defined by the rules of any national securities exchange or NASDAQ.

ITEM 13. Exhibits

Exhibit No.	Description

2.1	Plan and Agreement of Merger, dated December 6, 2006, between the Registrant and Black Sea Oil, Inc.

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006 .

3.2	By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

3.3	Certificate of Changes of the Registrant dated December 7, 2006.

3.4	Certificate of Change of the Registrant dated March 28, 2007.

4.1	Specimen Common Stock certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

10.1
Promissory Note in the aggregate principal amount of up to $20,000 payable to Mr. Eliyahu BenHamu, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

10.2
Promissory Note in the aggregate principal amount of up to $20,000 payable to Faye Erblich incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

10.3	Regulation D Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

31.1	Certification by Principal Executive and Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1	Certification by Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)

ITEM 14. Principal Accountant Fees and Services

Wolinetz, Lafazan and Company, P.C., our Principal Accountant, has advised us that it does not have any material financial interests in, or any connection with us (other than as independent registered public accounting firm).

The following is a summary of the fees billed to us by Wolinetz, Lafazan and Company, P.C for professional services rendered for the fiscal year ended December 31, 2006.

Fiscal year ended December 31, 2006
Audit Fees	$19,000
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Wolinetz, Lafazan and Company, P.C our audited financial statements contained in our Annual Report on Form 10-KSB for the 2006 fiscal year. The Board of Directors also has discussed with Wolinetz, Lafazan and Company, P.C the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board of Directors has received and reviewed the written disclosures and the letter from Wolinetz, Lafazan and Company, P.C required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Wolinetz, Lafazan and Company, P.C its independence from our company.

The Board of Directors Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors recommended that the audited financial statements be included in our Annual Report on Form 10-KSB for our 2006 fiscal year for filing with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2007	Black Sea Oil Mines. Inc.
Marcus Segal
By: /s/ Marcus Segal Chief Executive Officer, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus Segal	Chief Executive Officer, President,	March 29, 2007
Marcus Segal	Chief Financial Officer and Director
(Principal Executive, Financial and
Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Black Sea Oil, Inc.

We have audited the accompanying balance sheet of Black Sea Oil, Inc. (formerly Terrapin Enterprises, Inc.) (a Development Stage Company) (“the Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the period January 10, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Sea Oil, Inc. at December 31, 2006, and the results of its operations and its cash flows for the period January 10, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period January 10, 2006 (inception) to December 31, 2006, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 23, 2007

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:	$-

Total Current Assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$15,203

Total Current Liabilities	15,203

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-

Common Stock, $.0001 par value; 1,750,000,000 shares authorized,
180,075,000 shares issued and outstanding	18,008
Additional Paid-In Capital	25,357
Deficit Accumulated During the Development Stage	(58,568)

Total Stockholders’ Deficiency	(15,203)

Total Liabilities and Stockholders’ Deficiency	$-

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2006

Net Revenues		$-

Costs and Expenses:
Start Up Costs		8,625
Professional Fees		20,570
Website Development Costs		30,000
Other General and Administrative Expenses		440

Total Costs and Expenses		59,635

Loss from Operations before Other
Income (Expense)		(59,635)

Other Income (Expense):
Forgiveness of Debt		1,857
Interest Expense		(877)
Interest Income		87

Total Other Income (Expense)		1,067

Net Loss	$	(58,568)

Basic and Diluted Loss Per Share	$	( .00)

Weighted Average Basic and Diluted Shares Outstanding		158,683,708

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance, January 10, 2006	-	$-	$-	$-		$-

Common Stock Issued to Founders for Services,
April 2006	133,000,000	13,300	(5,700)	-		7,600

Common Stock Issued to Private Investor,
April 2006	7,000,000	700	(300)	-		400

Sale of Common Stock, Net of Offering Costs	40,075,000	4,008	31,357	-		35,365

Net Loss for the Period	-	-	-	(58,568)		(58,568)

Balance, December 31, 2006	180,075,000	$18,008	$25,357	$ (58,568)	$	(15,203)

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net Loss	$	(58,568)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common Stock Issued for Services		7,600
Forgiveness of Debt		(1,857)
Changes in Assets and Liabilities:
Increase in Accounts Payable		16,080

Net Cash Used in Operating Activities		(36,745)

Cash Flows from Investing Activities:		-

Cash Flows from Financing Activities:
Proceeds of Borrowings		28,480
Payments of Borrowings		(27,500)
Proceeds from Sale of Common Stock		57,650
Payments of Offering Costs		(21,885)

Net Cash Provided by Financing Activities		36,745

Increase in Cash		-

Cash - Beginning of Period		-

Cash - End of Period		$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-
Income Taxes Paid		$-

The accompanying notes are an integral par of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

Black Sea Oil, Inc. was incorporated under Nevada law on January 10, 2006 originally as Terrapin Enterprises, Inc. (“Terrapin”). On December 6, 2006, Terrapin merged its newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. (“Black Sea”) into Terrapin and changed its corporate name to Black Sea Oil, Inc. (“the Company”) pursuant to a Plan and Agreement of Merger dated December 6, 2006. For accounting purposes, this is a capital transaction and the equivalent to the issuance of common stock by Terrapin for the net monetary assets of Black Sea ($0), accompanied by a recapitalization. On December 18, 2006, the Company effected to a 17.5-for-1 forward stock split of its common stock, reduced the par value from $.001 per share to $.0001 per share and increased its authorized common shares from 100,000,000 to 1,750,000,000 shares. In addition, the Company changed the par value of its authorized preferred stock from $.001 per share to $.0001 per share. All share and per share information has been retroactively adjusted to give effect to this recapitalization. The Company has selected December 31 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. Prior to the merger described above the Company was focused on developing and offering interactive educational enrichment media programming specifically designed for children ages 6 to 12 years of age.

Since the change of control in December 2006 the Company decided to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for its shareholders. Based on its proposed business activities, the Company is classified as a “blank check” company. There is no assurance that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the accrual method of accounting.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended December 31, 2006.

Website Development Costs

Website development costs have been incurred in the planning stage and pursuant to Emerging Issues Task Force Abstract Number 00-2, “Accounting for Website Development Costs”, have been expensed as incurred. These costs were paid to a company whose president and sole stockholder is the spouse of the Company’s former Chief Executive Officer and Chairman.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period ended December 31, 2006.

Recent Accounting Standards and Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern

The Company is a development stage Company and has not commenced planned principal operations. The Company had a working capital deficit of $15,203 at December 31, 2006 and for the period January 10, 2006 (inception) to December 31, 2006 had no revenues and incurred a net loss of $58,568. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $36,000 through an offering of its common stock during the period ended December 31, 2006. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - Common Stock

In April 2006 the Company issued 133,000,000 shares of common stock valued at $7,600 to the Founders of the Company for services.

In April 2006 the Company sold 7,000,000 shares of common stock for $400 to a private investor.

During the quarter ended September 30, 2006 the Company sold 40,075,000 shares of common stock pursuant to its public offering for gross proceeds of $57,250. The Company incurred offering costs of $21,885 and net proceeds amounted to $35,365.

On December 18, 2006, the Company effected to a 17.5-for-1 forward stock split of its common stock, reduced the par value from $.001 per share to $.0001 per share and increased its authorized common shares from 100,000,000 to 1,750,000,000 shares. All share and per share information has been retroactively adjusted to give effect to this recapitalization.
F-8

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 5 - Forgiveness of Debt

During the period ended December 31, 2006 notes payable aggregating $28,480 principal and $877 accrued interest were satisfied by payment of $27,500. Principal of $980 and accrued interest of $877 previously owed by the Company was discharged by the note holders. Accordingly, the Company recognized other income of $1,857 during the period ended December 31, 2006.

NOTE 6 - Income Taxes

At December 31, 2006, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $58,000, which may be applied against future taxable income, if any, through 2026. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2006, the Company has a deferred tax asset of approximately $24,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $24,000.