Form 10QSB
period 2007-03-31
Black Sea Oil, Inc.
filed 2007-05-15
CIK 1364560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-134648

BLACK SEA OIL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(IRS Employer ID Number)

415 Madison Avenue
15th Floor
New York, New York 10017
(Address of principal executive offices)

(604) 673-8427
(Issuer's telephone number)

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Number of shares of common stock outstanding as of May14, 2007: 180,075,000 shares of common stock.

Transitional Small Business Format  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒  NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$5,080

Total Current Assets	5,080

Total Assets	$5,080

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$25,441
Loan Payable - Related Party	100
Loan Payable - Other	5,000

Total Current Liabilities	30,541

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, 180,075,000 shares issued and outstanding	18,008
Additional Paid-In Capital	25,357
Deficit Accumulated During the Development Stage	(68,826)

Total Stockholders’ Deficiency	(25,461)

Total Liabilities and Stockholders’ Deficiency	$5,080

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,	For the Period January 10, 2006 (Inception) To March 31,
	2007	2006	2007
Net Revenues	$-	$-		$-

Costs and Expenses:
Start Up Costs	-	-		8,625
Professional Fees	8,713	-		29,283
Website Development Costs	-	-		30,000
Other General and Administrative Expenses	1,545	-		1,985

Total Costs and Expenses	10,258	-		69,893

Loss from Operations before Other
Income (Expense)	(10,258)	-		(69,893)

Other Income (Expense):
Forgiveness of Debt	-	-		1,857
Interest Expense -	-			(877)
Interest Income	-	-		87

Total Other Income (Expense)	-	-		1,067

Net Loss	$(10,258)	$-	$	(68,826)

Basic and Diluted Loss Per Share	$(.00)	$-

Weighted Average Basic and Diluted Shares Outstanding	180,075,000	-

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,	For the Period January 10, 2006 (Inception) To March 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Loss	$ (10,258)	-	$	(68,826)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-	-		7,600
Forgiveness of Debt	-	-		(1,857)
Changes in Assets and Liabilities:
Increase in Accrued Liabilities	10,238	-		26,318

Net Cash Used in Operating Activities	(20)	-		(36,765)

Cash Flows from Investing Activities:	-	-		-

Cash Flows from Financing Activities:
Proceeds of Borrowings	5,000	-		33,480
Payments of Borrowings	-	-		(27,500)
Proceeds from Sale of Common Stock	-	-		57,650
Payments of Offering Costs	-	-		(21,885)
Proceeds of Borrowings from Related Party	100	-		(100)

Net Cash Provided by Financing Activities	5,100	-		41,845

Increase in Cash	5,080	-		5,080

Cash - Beginning of Period -	-	-

Cash - End of Period	$5,080	$-		$5,080

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-		$-
Income Taxes Paid	$-	$-		$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $10,258 for the quarter ended March 31, 2007 and a net loss of $68,826 for the period January 10, 2006 (inception) to March 31, 2007. In addition, the Company had a working capital deficit of $25,461 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of equity or debt or some combination thereof. There can be no assurance that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - Loan Payable - Related Party

Loan payable to the Company’s President made in March 2007 is payable on demand and bears interest at 8% per annum.

NOTE 3 -  Loan Payable - Other

Loan payable made on March 29, 2007 is payable on demand and bears interest at 8% per annum.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Black Sea Oil, Inc. unless the context otherwise indicates.

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

Overview

We were incorporated under Nevada law on January 10, 2006 under the corporate name Terrapin Enterprises, Inc. On December 6, 2006, we merged our newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into us and changed our corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006. On December 18, 2006, we effected to a 17.5-for-1 forward stock split of our common stock. All share and per share information in this Quarterly Report gives effect to that 17.5-for-1 forward stock split.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Marcus Segal, our sole executive officer and director. Marcus Segal, our sole executive officer, is not a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

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

Our Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Plan of Operation

We are in the development stage and have no revenue or business operations. Over the next 12 months, we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

As of March 31, 2007, we had $5,080.00 cash. We incurred a net loss of $10,258.00 for the period January 1, 2007 to March 31, 2007 and a net loss of $68,826.00 for the period January 10, 2006 (inception) to March 31, 2007In addition, we had a working capital deficit of $25,461.00 as of March 31, 2007.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

[Insert Loan description]

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

BLACK SEA OIL, INC.

By:	/s/ Marcus U. Segal
Name: Marcus U. Segal Title: President, Chief Executive Officer, Secretary Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)