Form 10QSB
period 2007-06-30
Black Sea Oil, Inc.
filed 2007-08-13
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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
YES ☒  NO ☐

Number of shares of common stock outstanding as of August 13, 2007: 180,075,000 shares of common stock.

Transitional Small Business Format  YES ☐  NO ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
Current Assets:	$-

Total Current Assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Cash Overdraft	$1,656
Accounts Payable	17,416
Loans Payable - Related Party	3,100
Loan Payable - Other	5,000

Total Current Liabilities	27,172

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.0001 par value; 1,750,000,000 shares authorized,
180,075,000 shares issued and outstanding	18,008
Additional Paid-In Capital	25,357
Deficit Accumulated During the Development Stage	(70,537)

Total Stockholders’ Deficiency	(27,172)

Total Liabilities and Stockholders’ Deficiency	$-

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three			For the Period	For the Period
	Months Ended		For the Six	January 10, 2006	January 10, 2006
	June 30,		Months Ended	(Inception) To	(Inception) To
	2007	2006	June 30, 2007	June 30, 2006	June 30, 2007
Net Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
Start Up Costs	-	8,625	-	8,625	8,625
Professional Fees	-	6,000	8,713	6,000	29,283
Website Development Costs	-	-	-	-	30,000
Other General and Administrative Expenses	1,578	-	3,123	-	3,563

Total Costs and Expenses	1,578	14,625	11,836	14,625	71,471

Loss from Operations before Other
Income (Expense)	(1,578)	(14,625)	(11,836)	(14,625)	(71,471)

Other Income (Expense):
Forgiveness of Debt	-	-	-	-	1,857
Interest Expense	(133)	(506)	(133)	(506)	(1,010)
Interest Income	-	52	-	52	87

Total Other Income (Expense)	(133)	(454)	(133)	(454)	934

Net Loss	$(1,711)	$(15,079)	$(11,969)	$(15,079)	$(70,537)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Basic and Diluted Shares Outstanding	180,075,000	139,915,668	180,075,000	139,915,668

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period	For the Period
	For the Six	January 10, 2006	January 10, 2006
	Months Ended	(Inception) To	(Inception) To
	June 30, 2007	June 30, 2006	June 30,2007
Cash Flows from Operating Activities:
Net Loss	$(11,969)	$(15,079)	$(70,537)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Common Stock Issued for Services	-	7,600	7,600
Forgiveness of Debt	-	-	(1,857)
Changes in Assets and Liabilities:
Increase in Cash Overdraft	1,656	-	1,656
Increase in Accounts Payable	2,213	871	18,293

Net Cash Used in Operating Activities	(8100)	(6,608)	(44,845)

Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds of Borrowings	5,000	28,480	33,480
Payments of Borrowings	-	-	(27,500)
Proceeds from Sale of Common Stock	-	400	57,650
Payments of Offering Costs	-	(20,000)	(21,885)
Proceeds of Borrowings from Related Party	3,100	-	3,100

Net Cash Provided by Financing Activities	8,100	8,880	44,845

Increase in Cash	-	2,272	-
Cash - Beginning of Period	-	-	-
Cash - End of Period	$-	$2,272	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $11,969 for the six months ended June 30, 2007 and a net loss of $70,537 for the period January 10, 2006 (inception) to June 30, 2007. In addition, the Company had a working capital deficit of $27,172 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 -	Loans Payable - Related Party

Loans payable to the Company’s President is payable on demand and bears interest at 8% per annum.

NOTE 3 -	Loan Payable - Other

Loan payable made on March 29, 2007 is payable on demand and bears interest at 8% per annum.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Company,” “we,” “our” or “us” refer to Black Sea Oil, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

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

Overview

We were incorporated under Nevada law on January 10, 2006 under the corporate name Terrapin Enterprises, Inc. On December 6, 2006, we merged our newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into us and changed our corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006. On December 18, 2006, we effected to a 17.5-for-1 forward stock split of our common stock. All share and per share information in this Quarterly Report give effect to that 17.5-for-1 forward stock split.

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

Plan of Operation

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

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

Our Company, based on our proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2007

BLACK SEA OIL, INC.

By:	/s/ Marcus U. Segal
Name: Marcus U. Segal Title: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)