Form 10QSB
period 2007-09-30
Black Sea Oil, Inc.
filed 2007-11-14
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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
YES ☒ NO ☐

Number of shares of common stock outstanding as of November 13, 2007: 180,075,000 shares of common stock.

Transitional Small Business Format  YES ☐ NO ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$2,819

Total Current Assets	2,819

Total Assets	$2,819

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$6,429
Loan Payable - Related Party	3,100
Loans Payable - Other	24,258

Total Current Liabilities	33,787

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.0001 par value; 1,750,000,000 shares authorized,
180,075,000 shares issued and outstanding	18,008
Additional Paid-In Capital	25,357
Deficit Accumulated During the Development Stage	(74,333)

Total Stockholders’ Deficiency	(30,968)

Total Liabilities and Stockholders’ Deficiency	$2,819

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,	For the Period January 10, 2006 (Inception) To September 30,	For the Period January 10, 2006 (Inception) To September 30,
	2007		2006		2007	2006	2007

Net Revenues		$-		$-	$-	$-	$-

Costs and Expenses:
Start Up Costs		-		-	-	8,625	8,625
Professional Fees		3,265		3,000	11,978	9,000	32,548
Website Development Costs		-		30,000	-	30,000	30,000
Other General and Administrative Expenses		-		172	3,123	172	3,563

Total Costs and Expenses		3,265		33,172	15,101	47,797	74,730

Loss from Operations before Other
Income (Expense)		(3,265)		(33,172)	(15,101)	(47,797)	(74,736)

Other Income (Expense):
Forgiveness of Debt		-		1,857	-	1,857	1,857
Interest Expense		(531)		(371)	(664)	(877)	(1,541)
Interest Income		-		35	-	87	87

Total Other Income (Expense)		(531)		1,521	(664)	1,067	403

Net Loss		$(3,796)		$(31,651)	$(15,765)	$(46,730)	$(74,333)

Basic and Diluted Loss Per Share	$	( .00)	$	( .00)	$ ( .00)	$ ( .01)

Weighted Average Basic and Diluted Shares
Outstanding		180,075,000		8,812,826	180,075,000	8,425,029

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Period January 10, 2006 (Inception) To September 30, 2006	For the Period January 10, 2006 (Inception) To September 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(15,765)	$(46,730)	$(74,333)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Common Stock Issued for Services	-	7,600	7,600
Forgiveness of Debt	-	(1,857)	(1,857)
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable
And Accrued Expenses	(8,774)	(15,758)	6,429

Net Cash Used in Operating Activities	(24,539)	(56,745)	(62,161)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	27,358	28,480	53,615
Payments of Borrowings	-	(27,500)	(27,500)
Proceeds from Sale of Common Stock	-	57,650	57,650
Payments of Offering Costs	-	(1,885)	(21,885)
Proceeds of Borrowings from Related Party	-	-	3,100

Net Cash Provided by Financing Activities	27,358	56,745	64,980

Increase in Cash	2,819	-	2,819

Cash - Beginning of Period	-	-	-

Cash - End of Period	$2,819	$-	$2,819

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $15,765 for the nine months ended September 30, 2007 and a net loss of $74,333 for the period January 10, 2006 (inception) to September 30, 2007. In addition, the Company had a working capital deficit of $30,968 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - Loan Payable - Related Party

Loan payable to the Company’s President is payable on demand and bears interest at 8% per annum.

NOTE 3 -  Loans Payable - Other

Loans payable are payable on demand and bears interest at 8% per annum.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Where Found

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007

BLACK SEA OIL, INC.

By:	/s/ Marcus U. Segal
Name: Marcus U. Segal Title: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)