Form 10KSB
period 2007-12-31
Black Sea Oil, Inc.
filed 2008-03-31
CIK 1364560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
common stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 25, 2008, was $6,119,750.

As of March 27, 2008, we had outstanding 180,075,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ii

SIGNATURES

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1 under the caption “Factors that May Affect Future Results”, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in Items 1 (Business) and 6 (Management's Discussion and Analysis or Plan of Operation) as well as those discussed elsewhere in this Annual Report.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Marcus Segal, our sole executive officer and director, who is not a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission (the “SEC”) upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

The Company, based on our proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Employees

We have no full time employees. Our sole officer and director provides service to us on an as-needed basis. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination. In the interim, we may also rely upon consultants to assist us in identifying and investigating acquisition opportunities.

RISK FACTORS

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

Since inception, we have had no revenues and incurred a cumulative net loss of $82,366 through December 31, 2007. In addition, we had a working capital deficit of $39,001 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. No officer has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

 We are dependent on the services of our executive officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. Our loss of his services could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

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

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, cultural and language differences and delayed or misunderstood communications. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder, who is currently our sole officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our sole officer and director beneficially owns an aggregate approximate 73.8% of our outstanding common stock. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors (the “Board of Directors” or the “Board”); (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; or (e) other significant corporate transactions.
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

Our common stock is a "Penny Stock". Trading of our common stock may be restricted by the SEC's penny stock regulations and the Financial Industry Regulatory Authority (“FINRA”) sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker--dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may limit a stockholders’ ability to buy and sell our stock.

In addition to the "penny stock" rules, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock

 Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "BSEA.OB" since December 27, 2006. The Company’s common stock has been quoted on the OTC Bulletin Board since December 27, 2006 under the symbol BSEA.

The high and low bid quotations of our common stock as reported by NASDAQ for the periods indicated below are:

	High	Low

December 27- 31, 2006	$0.05	$0.05

Quarters Ended:

March 31, 2007	$4.75	$0.05

June 30, 2007	$4.80	$0.40

September 30, 2007	$0.90	$0.20

December 31, 2007	$0.85	$0.30

The foregoing reflects interdealer prices without retail mark-up, markdown or commissions or may not represent actual transactions. Trading in our common stock has been limited and sporadic, with zero volume being reported on approximately 191 trading days during 2007.

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

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 2nd Avenue S., Suite 104N, St. Petersburg, Florida 33701.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We not have any compensation plan under which equity securities are authorized for issuance

 Description of Our Securities

Our authorized capital stock consists of 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of March 27, 2008 we had outstanding 180,075,000 shares of common stock. We have not issued any shares of preferred stock. There are no outstanding options, warrants, or rights to purchase any of our securities.

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

The common shares are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the common shares and they all rank at equal rate or "pari passu" , each with the other, as to all benefits, which might accrue to the holders of the common shares. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

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

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by our Board of Directors, (c) is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law; or (d) is required to be made pursuant to the bylaws.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We had no revenues for the years ended December 31, 2006 and 2007.

Operating expenses for the year ended December 31, 2006 were primarily for professional services and the development of a web-site. Our operating expenses for the year ended December 31, 2007 declined to $22,072 and were primarily for professional services and office expenditures.

Our net losses for the years ended December 31, 2006 and 2007 were $(58,568) and $(23,778), respectively. Our basic and diluted net loss per share for both 2006 and 2007 was $0 in each year.

Liquidity and Capital Resources

As of December 31, 2007, we had no cash, and no assets and a working capital deficit of $(39,000).

As of December 31, 2007, we had a total accumulated deficit of $(82,366).

For the year ended December 31, 2007, net cash used by operations was ($30,766) and net cash provided by financing activities was $47,333. We have generated losses from inception and anticipate that we will continue to incur significant losses until we can generate sufficient revenue to offset our operating expenses.

We cannot assure that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2008, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

We have audited the accompanying balance sheet of Black Sea Oil, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2007, the period January 10, 2006 (inception) to December 31, 2006 and the period January 10, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Sea Oil, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, the period January 10, 2006 (inception) to December 31, 2006 and the period January 10, 2006 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the year ended December 31, 2007, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 26, 2008

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets:
Cash	$16,567

Total Current Assets	16,567

Total Assets	$16,567

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$8,235
Notes Payable - Other	44,233
Loan Payable - Related Party	3,100

Total Current Liabilities	55,568

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, 180,075,000 shares issued and outstanding	18,008
Additional Paid-In Capital	25,357
Deficit Accumulated During the Development Stage	(82,366)

Total Stockholders’ Deficiency	(39,001)

Total Liabilities and Stockholders’ Deficiency	$16,567

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

		January 10, 2006	January 10, 2006
	Year Ended	(Inception) To	(Inception) To
	December 31, 2007	December 31, 2006	December 31, 2007

Net Revenues	$-	$-	$-

Costs and Expenses:
Start Up Costs	-	8,625	8,625
Professional Fees	17,602	20,570	38,172
Website Development Costs	-	30,000	30,000
Other General and Administrative Expenses	4,470	440	4,910

Total Costs and Expenses	22,072	59,635	81,707

Loss from Operations before
Other Income (Expense)	(22,072)	(59,635)	(81,707)

Other Income (Expense):
Forgiveness of Debt	-	1,857	1,857
Interest Expense	(1,726)	(877)	(2,603)
Interest Income	-	87	87

Total Other Income (Expense)	(1,726)	1,067	(659)

Net Loss	$ (23,798)	$(58,568)	$(82,366)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Basic and Diluted Shares Outstanding	180,075,000	158,683,708

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2007

			Additional	Deficit Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, January 10, 2006	-	$-	$-	$-		$-

Common Stock Issued to Founders for Services, April 2006	133,000,000	13,300	(5,700)	-		7,600

Common Stock Issued to Private Investor, April 2006	7,000,000	700	(300)	-		400

Sale of Common Stock, Net of Offering Costs	40,075,000	4,008	31,357	-		35,365

Net Loss for the Period	-	-	-	(58,568)		(58,568)

Balance, December 31, 2006	180,075,000	18,008	25,357	(58,568)		(15,203)

Net Loss for the year	-	-	-	(23,798)		(23,798)

Balance, December 31, 2007	180,075,000	$18,008	$25,357	$ (82,366)	$	(39,001)

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		January 10, 2006	January 10, 2006
	Year Ended	(Inception) To	(Inception) To
	December 31, 2007	December 31, 2006	December 31, 2007

Cash Flows from Operating Activities:
Net Loss	$ (23,798)	$ (58,568)	$ (82,366)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-	7,600	7,600
Forgiveness of Debt	-	(1,857)	(1,857)
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Expenses	(6,968)	16,080	9,112

Net Cash Used in Operating Activities	(30,766)	(36,745)	(67,511)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	47,333	28,480	75,813
Payments of Borrowings	-	(27,500)	(27,500)
Proceeds from Sale of Common Stock	-	57,650	57,650
Payments of Offering Costs	-	(21,885)	(21,885)

Net Cash Provided by Financing Activities	47,333	36,745	84,078

Increase in Cash	16,567	-	16,567

Cash – Beginning of Period	-	-	-

Cash – End of Period	$16,567	$-	$16,567

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended December 31, 2007 and period ended December 31, 2006.

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the year ended December 31, 2007 and period ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders' deficit. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly owned businesses acquired in the future.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -	Going Concern

The Company is a development stage Company and has not commenced planned principal operations. The Company had a working capital deficit of $39,001 at December 31, 2007 and for the year ended December 31, 2007 had no revenues and incurred a net loss of $23,798. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $36,000 through an offering of its common stock during the period ended December 31, 2006. During the year ended December 31, 2007 the Company relied on its financing needs primarily from outside sources and borrowed approximately $47,000. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 -	Loan Payable – Related Party

Loan payable to the Company’s President is payable on demand and bears interest at 8% per annum.

NOTE 4 -	Notes Payable – Other

Notes payable consist of the following:

Notes payable, bearing interest at 8% per annum and payable on demand.	$12,475

Notes payable, bearing interest at prime rate plus 1% per annum and payable on demand.	31,758
$44,233

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -	Common Stock

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

NOTE 6 -	Preferred Stock

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

NOTE 7 -	Forgiveness of Debt

During the period ended December 31, 2006 notes payable aggregating $28,480 principal and $877 accrued interest were satisfied by payment of $27,500. Principal of $980 and accrued interest of $877 previously owed by the Company was discharged by the note holders. Accordingly, the Company recognized other income of $1,857 during the period ended December 31, 2006.

NOTE 8 -	Income Taxes

At December 31, 2007, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $82,000, which may be applied against future taxable income, if any, through 2026 and 2027. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2007, the Company has a deferred tax asset of approximately $33,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $9,000.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 -	Subsequent Events

In January 2008 the Company issued a demand promissory note bearing interest at prime rate plus 1% in the amount of $13,000. The issuance of this note increases the amount advanced by the lender to the Company from $44,233 (see Note 4) to $57,233.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using criteria provided by the Securities and Exchange Commission in its Interpretive Guidance (Release No. 34-55929). Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter for the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Age	Position

Marcus Segal	36	CEO, President, CFO and Director

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

A Director holds office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Our Board of Directors has not established audit, nominating and compensation committees. The Board is of the opinion that such committees are not necessary since we have only one director, who has been performing the functions of such committees. We are seeking independent board members. We have not been successful in retaining independent board members to form an audit committee. None of the members of our Board of Directors satisfies the criteria of an “Audit Committee Financial Expert.”

Code of Ethics

We have not adopted a Code of Ethics.

 Compliance with Section 16(a) of the Exchange Act

Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

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

ITEM 10. Executive Compensation

Marcus Segal has been our Chief Executive Officer, President, Chief Financial Officer and a Director since December 5, 2006 when he acquired the shares owned by our founders, Simona Hirsch and Jacob Hiller. Simona Hirsch served as our Chief Executive Officer and President from our inception (January 10, 2006) to December 5, 2006. Ms. Hiller served as a Director of our company from January 10, 2006 until December 5, 2006.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during 2006 for services rendered to our Company in all capacities by Marcus Segal and Simona Hirsch, each of whom served as our CEO during part of 2006, with Mr. Segal being our CEO to the present date. We did not pay or accrue any cash compensation for our executive officers for services rendered either in 2006 or 2007.

We have no employment agreement with our executive officer.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)		Salary (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total (j)

Marcus Segal CEO, President, CFO and Director	2006	(1)	$0							$0	$0
	2007		$0
Simona Hirsch, former CEO, President and Director	2006	(2)			$7,200	(3)

(1)	Mr. Segal was appointed CEO, President, CFO and a Director on December 5, 2006.
(2)	Ms. Hirsch resigned as CEO and President on December 5, 2006.
(3)
Represents the fair value of 126,000,000 shares of common stock issued to her in April 2006 as compensation for services rendered as an executive officer. The fair value of these shares was determined by our Board at $7,200, or $.0001 per share, the par value of our common stock.

Outstanding Equity Awards

None of the individuals who served as our executive officers during 2007 held at December 31, 2007, received any options, warrants or other right to purchase shares of our common stock, or unvested shares of common stock, granted or awarded to them, for services rendered.

Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.

No compensation was paid to any member of the Board of Directors during the fiscal year ended December 31, 2007.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

The following table sets forth, as of March 27, 2008, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of March 27, 2008, we had outstanding 180,075,000 shares of common stock.

Except as otherwise indicated, a beneficial owner has sole voting and dispositive power with respect to the shares owned.

Name and Address	Amount and Nature of Beneficial Ownership	Percent

Marcus Segal 2643 20th Street San Francisco, CA 94110 Sole director and executive officer	133,000,000	73.89%

ITEM 12. Certain Relationships and Related Transactions; Director Independence

(a) None

(b) Our sole director is not “independent”, as that term is defined by the rules of any national securities exchange or NASDAQ.

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

10.3	Regulation D Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

31.1	Certification by Principal Executive and Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*

32.1	Certification by Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*
* Filed herewith.

ITEM 14. Principal Accountant Fees and Services

Wolinetz, Lafazan and Company, P.C., our Principal Accountant, has advised us that it does not have any material financial interests in, or any connection with us (other than as independent registered public accounting firm).

The following is a summary of the fees billed to us by Wolinetz, Lafazan and Company, P.C. for professional services rendered for the fiscal years ended December 31, 2006 and 2007, respectively.

Fiscal Year Ended December 31,

	2006	2007
Audit Fees	$16,000	$17,500
Audit Related Fees	$0	$0
Tax Fees	$750	$0
All Other Fees	$0	$0

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

Board of Directors’ Pre-Approval Policies

Our Board's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

Our Board has reviewed and discussed with Wolinetz, Lafazan and Company, P.C. our audited financial statements contained in our Annual Report on Form 10-KSB for the 2007 fiscal year. The Board also has discussed with Wolinetz, Lafazan and Company, P.C. the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board has received and reviewed the written disclosures and the letter from Wolinetz, Lafazan and Company, P.C. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Wolinetz, Lafazan and Company, P.C. its independence from our Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board recommended that the audited financial statements be included in our Annual Report on Form 10-KSB for our 2007 fiscal year for filing with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	Black Sea Oil Mines. Inc.

	By:	/s/ Marcus Segal
Chief Executive Officer, President and
Chief Financial Officer (Principal Executive,
Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus Segal	Chief Executive Officer, President,	March 31, 2008
Marcus Segal	Chief Financial Officer and Director
(Principal Executive, Financial and
Accounting Officer)