Form 10-Q
period 2008-03-31
Black Sea Oil, Inc.
filed 2008-05-15
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-134648

BLACK SEA OIL, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(IRS Employer ID Number)

415 Madison Avenue
15th Floor
New York, New York 10017
(Address of principal executive offices)

(604) 673-8427
(Issuer's telephone number)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2008 the issuer had 180,075,000 shares outstanding.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]      Non-accelerated filer [ ]     Smaller reporting company [x]

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,569	$16,567

Total Current Assets	13,569	16,567

Total Assets	$13,569	$16,567

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$9,922	$8,235
Notes Payable - Other	57,233	44,233
Loan Payable - Related Party	3,100	3,100

Total Current Liabilities	70,255	55,568

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, 180,075,000 shares issued and outstanding	18,008	18,008
Additional Paid-In Capital	25,357	25,357
Deficit Accumulated During the Development Stage	(100,051)	(82,366)

Total Stockholders’ Deficiency	(56,686)	(39,001)

Total Liabilities and Stockholders’ Deficiency	$13,569	$16,567

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the Quarter Ended		January 10, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Net Revenues	$-	$-	$-

Costs and Expenses:
Website Development Costs	-	-	30,000
Professional Fees	15,000	8,713	53,172
General and Administrative Expenses	1,677	1,545	6,587
Start Up Costs	-	-	8,625

Total Costs and Expenses	16,677	10,258	98,384

Loss from Operations before Other Income (Expense)	(16,677)	(10,258)	(98,384)

Other Income (Expense):
Interest Expense	(1,008)	-	(3,611)
Forgiveness of Debt	-	-	1,857
Interest Income	-	-	87

Total Other Income (Expense)	(1,008)	-	(1,667)

Net Loss	$(17,685)	$(10,258)	$(100,051)

Basic and Diluted Loss Per Share	$(.00)	$.00

Weighted Average Common Shares
Outstanding	180,075,000	180,075,000

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
			January 10, 2006
	For the Quarter Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net Loss	$(17,685)	$(10,258)	$(100,051)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Common Stock Issued for Services	-	-	7,600
Forgiveness of Debt	-	-	(1,857)
Increase in Accounts Payable and Accrued Expenses	1,687	10,238	10,799

Net Cash Used in Operating Activities	(15,998)	(20)	(83,509)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	13,000	5,100	88,813
Payments of Borrowings	-	-	(27,500)
Payments of Offering Costs	-	-	(21,885)
Proceeds from Sale of Common Stock	-	-	57,650

Net Cash Provided by Financing Activities	13,000	5,100	97,078

Increase (Decrease) in Cash	(2,998)	5,080	13,569

Cash - Beginning of Period	16,567	-	-

Cash - End of Period	$13,569	$5,080	$13,569

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2007 audited financial statements and notes thereto included in the annual report on Form 10-KSB as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $17,685 for the three months ended March 31, 2008 and a net loss of $100,051 for the period January 10, 2006 (inception) to March 31, 2008. In addition, the Company had a working capital deficit of $56,686 at March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loan Payable - Related Party

Loan payable to the Company’s President is payable on demand and bears interest at 8% per annum.

NOTE 3 -  Notes Payable - Other

Notes payable consist of the following:

	March 31, 2008	December 31, 2007
Notes payable, bearing interest at 8% per annum and payable on demand	$12,475	$12,475

Notes payable, bearing interest at prime rate plus 1% per annum and payable on demand	44,758	31,758
	$57,233	$44,233

NOTE 4 - Stockholders' Deficiency

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to Black Sea Oil, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

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

Item 3. Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

Dated: May 15, 2008

BLACK SEA OIL, INC.

By:	/s/ Marcus U. Segal
Name: Marcus U. Segal Title: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)