Form 10-Q
period 2008-06-30
Black Sea Oil, Inc.
filed 2008-08-14
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 1, 2008 the issuer had [180,075,000]   shares outstanding.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐         Smaller reporting company ☒

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,015	$16,567

Total Current Assets	7,015	16,567

Total Assets	$7,015	$16,567

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$12,082	$8,235
Notes Payable - Other	57,233	44,233
Loans Payable - Related Party	3,100	3,100

Total Current Liabilities	72,415	55,568

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, 180,075,000 shares issued and outstanding	18,008	18,008
Additional Paid-In Capital	25,357	25,357
Deficit Accumulated During the Development Stage	(108,765)	(82,366)

Total Stockholders’ Deficiency	(65,400)	(39,001)

Total Liabilities and Stockholders’ Deficiency	$7,015	$16,567

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the		For the Period
	For the Six Months Ended		Quarter Ended		January 10, 2006
	June 30,		June 30,		(Inception) To
	2008	2007	2008	2007	June 30, 2008

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Website Development Costs	-	-	-	-	30,000
Professional Fees	21,181	8,713	6,181	-	59,353
General and Administrative Expenses	3,230	3,123	1,553	1,578	8,140
Start Up Costs	-	-	-	-	8,625

Total Costs and Expenses	24,411	11,836	7,734	1,578	106,118

Loss from Operations before Other Income (Expense)	(24,411)	(11,836)	(7,734)	(1,578)	(106,118)

Other Income (Expense):
Interest Expense	(1,988)	(133)	(980)	-	(4,591)
Forgiveness of Debt	-	-	-	-	1,857
Interest Income	-	-	-	-	87

Total Other Income (Expense)	(1,988)	(133)	(980)	-	(2,647)

Net Loss	$(26,399)	$(11,969)	$(8,714)	$(1,578)	$(108,765)

Basic and Diluted Loss Per Share	$(.00)	$(0.00)	$(.00)	$(0.00)

Weighted Average Common Shares Outstanding	180,075,000	180,075,000	180,075,000	180,075,000

The accompanying notes are an integral part of the financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

				For the Period
	For the Six Months Ended			January 10, 2006
	June 30,			(Inception) to
	2008	2007		June 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(26,399)	$	(11,969)	$(108,765)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Common Stock Issued for Services	-		-	7,600
Forgiveness of Debt	-		-	(1,857)
Increase in Cash Overdraft	-		1,656	-
Increase in Accounts Payable and
Accrued Expenses	3,847		2,213	12,959

Net Cash Used in Operating Activities	(22,552)		(8,100)	(90,063)

Cash Flows from Investing Activities:	-		-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	13,000		5,000	88,813
Payments of Borrowings	-		-	(27,500)
Payments of Offering Costs	-		-	(21,885)
Proceeds of Borrowings from Related Party	-		3,100	-
Proceeds from Sale of Common Stock	-		-	57,650

Net Cash Provided by Financing Activities	13,000		8,100	97,078

Increase (Decrease) in Cash	(9,552)		-	7,015

Cash – Beginning of Period	16,567		-	-

Cash – End of Period	$7,015		$-	$7,015

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-		$-	$-
Income Taxes Paid	$-		$-	$-

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – Organization and Basis of Presentation

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $26,399 for the six months ended June 30, 2008 and a net loss of $108,765 for the period January 10, 2006 (inception) to June 30, 2008. In addition, the Company had a working capital deficit of $65,400 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loan Payable – Related Party

Loan payable to the Company’s President is payable on demand and bears interest at 8% per annum.

NOTE 3 - Notes Payable – Other

Notes payable consist of the following:

	June 30, 2008	December 31, 2007
Notes payable, bearing interest at 8% per annum and payable on demand	$12,475	$12,475

Notes payable, bearing interest at prime rate plus 1% per annum and payable on demand	44,758	31,758

	$57,233	$44,233

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

Dated: August 13, 2008

BLACK SEA OIL, INC.

By:	/s/ Marcus Segal
Name: Marcus Segal Title: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)