Form 10-Q
period 2008-09-30
Black Sea Oil, Inc.
filed 2008-11-13
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

(604) 673-8427)

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
☐	☐
Non-accelerated filer	Smaller reporting company
☐	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

As of November 11, 2008, 180,075,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I

Item 1.	Financial Statements

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
Current Assets:
Cash	$3,246	$16,567

Total Current Assets	3,246	16,567

Total Assets	$3,246	$16,567

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,551	$8,235
Notes Payable - Other	99,896	44,233
Loans Payable - Related Party	3,100	3,100
Subscriptions Payable	2,500	—

Total Current Liabilities	112,047	55,568

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, 180,075,000 shares issued and outstanding	18,008	18,008
Additional Paid-In Capital	25,357	25,357
Deficit Accumulated During the Development Stage	(152,166)	(82,366)

Total Stockholders’ Deficiency	(108,801)	(39,001)

Total Liabilities and Stockholders’ Deficiency	$3,246	$16,567

The accompanying notes are an integral part of these financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,		For the Period January 10, 2006 (Inception) To

	2008	2007	2008	2007	September 30, 2008

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Website Development Costs	—	—	—	—	30,000
Professional Fees	59,628	11,978	37,104	3,265	96,457
General and Administrative Expenses	6,288	3,123	4,400	—	12,540
Start Up Costs	—	—	—	—	8,625

Total Costs and Expenses	65,916	15,101	41,504	3,265	147,622

Loss from Operations before Other Income (Expense)	(65,916)	(15,101)	(41,504)	(3,265)	(147,622)

Other Income (Expense):
Interest Expense	(3,884)	(664)	(1,897)	(531)	(6,488)
Forgiveness of Debt	—	—	—	—	1,857
Interest Income	—	—	—	—	87

Total Other Income (Expense)	(3,884)	(664)	(1,897)	(531)	(4,544)

Net Loss	$(69,800)	$(15,765)	$(43,401)	$(3,796)	$(152,166)

Basic and Diluted Loss Per Share	$(.00)	$(0.00)	$(.00)	$(0.00)

Weighted Average Common Shares Outstanding	180,075,000	180,075,000	180,075,000	180,075,000

The accompanying notes are an integral part of the financial statements.

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period January 10, 2006 (Inception) to September 30, 2008
	For the Nine Months Ended September 30,

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(69,800)	$(15,765)	$(152,166)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Common Stock Issued for Services	—	—	7,600
Forgiveness of Debt	—	—	(1,857)
Increase in Cash Overdraft	—	—	—
Increase (Decrease) in Accounts Payable and Accrued Expenses	(1,684)	(8,774)	8,408

Net Cash Used in Operating Activities	(71,484)	(24,539)	(138,015)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Borrowings	55,663	27,358	130,496
Payments of Borrowings	—	—	(27,500)
Proceeds of Subscriptions Payable	2,500	—	2,500
Payments of Offering Costs	—	—	(21,885)
Proceeds of Borrowings from Related Party	—	—	—
Proceeds from Sale of Common Stock	—	—	57,650

Net Cash Provided by Financing Activities	58,163	27,358	141,261

Increase (Decrease) in Cash	(13,321)	2,819	3,246

Cash – Beginning of Period	16,567	—	—

Cash – End of Period	$3,246	$2,819	$3,246

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

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

                            In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the annual report on Form 10-KSB as of such date.

                            Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                            The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $69,800 for the nine months ended September 30, 2008 and a net loss of $152,166 for the period January 10, 2006 (inception) to September 30, 2008. In addition, the Company had a working capital deficit of $108,801 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 –	Loan Payable – Related Party

                            Loan payable to the Company’s former President is payable on demand and bears interest at 8% per annum.

NOTE 3 –	Notes Payable – Other

Notes payable consist of the following:

	September 30, 2008	December 31, 2007

Notes payable, bearing interest at 8% per annum and payable on demand	$12,475	$12,475

Notes payable, bearing interest at prime rate plus 1% per annum and payable on demand	44,758	31,758

Notes payable, bearing interest at prime Rate plus 11% per annum and payable on demand	42,663	—

	$99,996	$44,233

NOTE 4 –	Subscriptions Payable

                            Subscriptions payable represents funds received by the Company in connection with subscription agreements not yet accepted by the Company.

NOTE 5 –	Stockholders’ Deficiency

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

BLACK SEA OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 –	Stockholders’ Deficiency (Continued)

                            On December 18, 2006, the Company effected to a 17.5-for-1 forward stock split of its common stock, reduced the par value from $.001 per share to $.0001 per share and increased its authorized common shares from 100,000,000 to 1,750,000,000 shares. All share and per share information has been retroactively adjusted to give effect to this recapitalization.

                            On September 29, 2008, the Company amended its articles of incorporation with an effective date of November 14, 2008 to: (a) implement a 1 to 1000 reverse stock split of the issued and outstanding shares of common stock held by each stockholder of record at October 21, 2008, without correspondingly decreasing the number of authorized shares of common stock; and (b) change its name from “Black Sea Oil, Inc.” to “Clearview Acquisitions, Inc.”

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

On September 29, 2008, the Company amended its articles of incorporation with an effective November 14, 2008 to: (a) implement a 1 to 1000 reverse stock split of the issued and outstanding shares of common stock held by each stockholder of record at October 21, 2008, without correspondingly decreasing the number of authorized shares of common stock; and (b) change its name from “Black Sea Oil, Inc.” to “Clearview Acquisitions, Inc.”

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

The analysis of new business opportunities will be undertaken by or under the supervision of Tatiana Mikitchuk, our sole executive officer and director. Tatiana Mikitchuk, our sole executive officer, is not a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company’s compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

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

Results of Operation

For the nine months ended September 30, 2008, operating expenses were $65,916. We had a loss from operations in the amount of $65,916. The net loss during such period was $69,800. For the nine months ended September 30, 2007, operating expenses were $15,101. We had a loss from operations in the amount of $15,101. The net loss during such period was $15,765. A significant percentage of our net loss is attributed to professional services, as well as, general and administrative expenses in connection with our reporting requirements as a public company.

Liquidity and Capital Resources

We are in the development stage and have no revenue or business operations. Our balance sheet as of September 30, 2008, reflects cash of $3,246, which represents 100% of the Company’s total assets.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $69,800 for the nine months ended September 30, 2008 and a net loss of $152,166 for the period January 10, 2006 (inception) to September 30, 2008. In addition, the Company had a working capital deficit of $108,801 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this

Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 26, 2008, the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 133,000,000 (representing 73.85%) of the issued and outstanding shares of our Common Stock. The Written Consent adopted the following resolutions, which authorized the Company to: (a) implement a 1 to 1000 reverse stock split of the issued and outstanding shares of common stock held by each stockholder of record at October 21, 2008, without correspondingly decreasing the number of authorized shares of common stock; and (b) amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Black Sea Oil, Inc.” to “Clearview Acquisitions, Inc.” The effective date of the name change and the reverse stock split will be November 14, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Tatiana Mikitchuk, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Tatiana Mikitchuk, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK SEA OIL, INC.

Dated: November 12, 2008	By:	/s/Tatiana Mikitchuk

	Name:	Tatiana Mikitchuk
	Title:	President, Chief Executive Officer,
Treasurer and Sole Director
(Principal Executive, Financial and
Accounting Officer)