Form 10-K
period 2008-12-31
CLEARVIEW ACQUISITIONS, INC.
filed 2009-02-10
CIK 1364560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 000-52107

CLEARVIEW ACQUISITIONS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4069588

(State of incorporation)	(I.R.S. Employer Identification No.)

415 Madison Avenue, 15th Floor New York, New York 10017
(Address of principal executive offices)

Tel: (646) 673-8427
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☒  No   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $35,007,306

The number of shares of the issuer’s common stock issued and outstanding as of February 9, 2009 was 54,315,086 shares.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Clearview Acquisitions, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated under Nevada law on January 10, 2006 under the corporate name Terrapin Enterprises, Inc. On December 6, 2006, we merged our newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into us and changed our corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006 and on December 18, 2006, we effected a 17.5-for-1 forward stock split of our common stock. On November 3, 2008, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to change our name from “Black Sea Oil, Inc.” to “Clearview Acquisitions, Inc.” which became effective on November 14, 2008. We simultaneously effected a 1 for 1000 reverse stock split of our issued and outstanding shares of common stock. Our trading symbol on the OTC Bulletin Board is now CVAC.OB.

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

Our offices are located at 415 Madison Avenue, 15th Floor, New York, NY 10017. Our telephone number is 646-673-8427. We do not currently have a functioning website.

Our Proposed Business Activities

We intend to seek, investigate and engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As of December 31, 2008, we had no particular acquisition in mind and had not entered into any negotiations regarding such an acquisition.

Our company is currently a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

On January 28, 2009, the Company entered into an agreement (the “Merger Agreement”) with Helix Wind, Inc., a Nevada corporation (“Helix Wind”), pursuant to which Helix Wind Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), will merge with and into Helix Wind, so that Helix Wind becomes a wholly-owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger Agreement, the Company will issue 20,546,083 shares of common stock and the 12% Convertible Notes dated September 15, 2007 through November 17, 2008 issued by Helix in the aggregate principal amount of $1,874,448 which have not been amended to eliminate all conversion features (the “Exchange Notes”) will be exchanged for 9% Convertible Notes issued by the Company. Pursuant to the terms of the Merger Agreement, an aggregate of 5,753,917 shares of common stock will be reserved for the exercise of such notes. Each of the Company, Helix Wind and Acquisition Sub provided customary representations and warranties, pre-closing covenants and closing conditions in the Merger Agreement. Breaches of those representations and warranties will be secured by customary indemnification provisions. In addition, Helix Wind agreed not to make or solicit any offers from any person regarding a transaction which would preclude the merger with the Company.

The Merger shall close when all the closing conditions set forth in the Merger Agreement are satisfied, including without limitation, the cancellation by the Company of approximately 49 million shares, the receipt of the requisite financial statements and other information required to report the Merger on a Current Report on Form 8-K and the consummation by the Company of its private placement of not less than gross proceeds of $650,000 of 9% Convertible Notes and warrants. The common stock underlying such securities, as well as the 5,753,917 shares of common stock reserved for the exercise of the Exchange Notes, are subject to a registration rights agreement. Pursuant to such agreement, if the Company issues an aggregate of $3,500,000 of notes and warrants, it must register the shares of common stock underlying such notes and warrants, as well as the shares reserved for issuance of the Exchange Notes, within 60 days.

Upon the closing of the Merger, Tatiana Mikitchuk, will resign as the sole officer of the Company and (i) Scott Weinbrandt will be appointed Chairman and President of the Company, (ii) Ian Gardner will be appointed Chief Executive Officer of the Company and (iii) Kevin Claudio will be appointed Chief Financial Officer of the Company. Ten days after the 14f-1 Information Statement is filed and distributed to the shareholders, Mrs. Mikitchuk will resign from the Board. The new Board of Directors will consist of Scott Weinbrandt and Ian Gardner. The Merger Agreement is filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 28, 2008.

Helix Wind was incorporated in the State of Nevada on September 12, 2006 and is engaged in the small wind turbine alternative energy business offering a paradigm breaking distributed power technology platform designed to produce electric energy from the wind. Since its inception, Helix Wind has primarily been engaged in the research and development of its proprietary products. Helix Wind has not generated any revenues from product sales as of December 31, 2007 and as of September 30, 2008. Helix Wind intends to utilize two distinct distribution channels to market and sell its products: i) direct sales to end users and installers; and ii) indirect or channel sales with resellers domestically and internationally.

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

Employees

We have no full time employees. Our sole officer and director, Tatiana Mikitchuk, provides service to us on an as-needed basis. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination. In the interim, we may also rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

RISK FACTORS RELATING TO OUR COMPANY

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

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. On January 28, 2009, we entered into a Merger Agreement with Helix Wind, Inc., a Nevada corporation (“Helix Wind”), pursuant to which Helix Wind Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), will merge with and into Helix Wind, so that Helix Wind becomes a wholly-owned subsidiary of the Company (the “Merger”). In the event we complete the Merger or another business combination with another target company, the success of our operations will be dependent upon management of that company and numerous other factors beyond our control. We cannot assure you that we will be successful in completing the Merger or another business combination with a target company and consummate a business combination.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of $253,188 through December 31, 2008. In addition, we had a working capital deficit of $134,723 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

While we have entered into a Merger Agreement with Helix Wind pursuant to which Helix Wind, pursuant to which Acquisition Sub will merge with and into Helix Wind, so that Helix Wind will become a wholly-owned subsidiary of the Company, there is no assurance that we will successfully complete the Merger. There are many factors that will preclude us from consummating a merger. Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Our sole officer and director beneficially owns an aggregate approximate 64.68% of our outstanding common stock. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors (the “Board of Directors” or the “Board”); (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws;

(d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; or (e) other significant corporate transactions.

We may, in the future, issue additional shares of our common stock, which would reduce investors’ percent of ownership and may dilute our share value.

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

Our common stock is a “Penny Stock”. Trading of our common stock may be restricted by the SEC’s penny stock regulations and the Financial Industry Regulatory Authority (“FINRA”) sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to “Penny Stock.” The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker--dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may limit a stockholders’ ability to buy and sell our stock.

In addition to the “penny stock” rules, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not lease or own any real property. We currently maintain our corporate offices at 415 Madison Avenue, 15th Floor, New York, NY 10017. The space is leased to us on a month-to-month basis at a cost of $600 per month. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “CVAC.OB” since November 14, 2008. The Company’s common stock has been quoted on the OTC Bulletin Board since December 27, 2006 under the symbol BSEA.

The high and low bid quotations of our common stock as reported by NASDAQ for the periods indicated below are:

	High	Low

Quarters Ended:

March 31, 2007	$4.75	$0.05

June 30, 2007	$4.80	$0.40

September 30, 2007	$0.90	$0.20

December 31, 2007	$0.85	$0.30

March 31, 2008	$0.13	$0.13

June 30, 2008	$0.25	$0.25

September 30, 2008	$0.05	0.05

December 31, 2008	$1.50	$1.50

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

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 2nd Avenue S., Suite 104N, St. Petersburg, Florida 33701.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 18, 2008, the Company commenced an offering to raise $20,100 in capital by offering 20,100,000 shares of common stock at a purchase price of $0.001 per share. The offering was made pursuant to a private placement held under Regulations S and D promulgated under the Securities Act of 1933, as amended (the “Act”). As of December 16, 2008, the Registrant sold 19,100,000 shares of the total common stock offered.

On December 12, 2008, the Company issued 35,000,000 shares of its common stock, par value, $.0001 to Tatiana Mikitchuk, our sole officer and director, for the aggregate purchase price of $3,500. The shares were issued under Section 4(2) of the Act.

On December 15, 2008, the Company commenced an offering to raise capital by offering units of its securities, each unit consisting of a 9% Convertible Note and one Warrant, Each Note is convertible at $0.50 per share at the option of the holder and each Warrant gives the holder the right to purchase one share of the Company’s common stock at the purchase price of $0.75 per share, which shall be exercisable for a period of five years, commencing from the date of issuance. As of January 31, 2009, the Company sold an aggregate of $250,000 of such Notes. The offering of the units is being made pursuant to a private placement held under Regulations S and D promulgated under the Securities Act of 1933, as amended.

On December 18, 2008, the Company issued 35,000 shares of its common stock, par value, $.0001 to an accredited investor for the consideration of services provided. The shares were issued under Section 4(2) of the Act.

During the period from March 29, 2007 through September 30, 2008, Bluewater Partners, S.A. (“Bluewater”) lent an aggregate of $99,876 to the Company, pursuant to the following promissory notes (the “Notes):

1.	Promissory Note dated March 29, 2007 in the principal amount of $5,000;

2.	Promissory Note dated April 15, 2007 in the principal amount of $11,783;

3.	Promissory Note dated July 11, 2007 in the principal amount of $7,475;

4.	Promissory Note dated October 29, 2007 in the principal amount of $19,975;

5.	Promissory Note dated January 9, 2008 in the principal amount of 13,000; and

6.	Promissory Note dated September 30, 2008 in the principal amount of $42,663.

          On November 30, 2008, Bluewater assigned $69,722.73 of the principal amount of the Notes to certain parties (the “Assignees”).

          On December 18, 2008, Bluewater Partners, S.A. and the Assignees (collectively, the “Petitioners”), filed an action against the Registrant in the Supreme Court of New York, County of New York (the “Court”), Case No. 08116892, wherein the Petitioners alleged that the Company breached its obligation to repay the Notes.

          Having acknowledged that the Notes are due and payable with accrued interest (except for a $4,000 repayment), on December 12, 2008, the Registrant entered into a Settlement Agreement and Release (the “Agreement”), with the Petitioners, pursuant to which, the Registrant agreed to resolve the Petitioners’ claim against it for the agreed aggregate sum of $95,876.00 (the “Compromised Amount”). Pursuant to the Agreement, within ten (10) days following the entry of any order by the Court, the Company will issue and deliver to the Petitioners shares of the Company’s common stock, par value $.0001 per share, sufficient to satisfy the Compromised Amount and such shares will be issued pursuant to Section 3(a)(10) of the Act. The parties have agreed that an aggregate of 11,000,000 unrestricted shares of the Company’s common stock, valued at $0.008 per share will be issued to satisfy the Compromised Amount. The Settlement Agreement further provides that if the dollar value of the net proceeds of the sale of said 11 million shares is less than the Compromised Amount, the Company shall issue new promissory notes for the difference and such notes shall be due three years from issuance and bear interest at prime.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

We not have any compensation plan under which equity securities are authorized for issuance

Description of Our Securities

Our authorized capital stock consists of 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of February 9, 2009 we had outstanding 54,315,086 shares of common stock. We have not issued any shares of preferred stock. There are no outstanding options, warrants, or rights to purchase any of our securities, other than the 9% Convertible Notes and warrants described below.

Our Common Stock

The holders of our common stock:

☐	have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors;

☐	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

☐	do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

☐	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

The common shares are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the common shares and they all rank at equal rate or “pari passu”, each with the other, as to all benefits, which might accrue to the holders of the common shares. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

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

On November 14, 2008, we implemented a 1 for 1000 reverse stock split of the issued and outstanding shares of common stock, without correspondingly decreasing the number of authorized shares of common stock.

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

9% Convertible Notes and Warrants

On December 15, 2008, the Company commenced an offering of units, each unit consisting of a 9% Convertible Note and Warrants. Each Note matures in 5 years and is convertible at $0.50 per share at the option of the holder. If the closing bid price of the common stock of the Company is over $1.50 and for three consecutive trading days more than 200,000 shares of common stock have traded, the Company has the right to force conversion of the note to shares. The holders of the Notes are also entitled to MFN rights and a right of first refusal. The Warrant gives the holder the right to purchase one share of the Company’s common stock at the purchase price of $0.75 per share, which shall be exercisable for a period of five years, commencing from the date of issuance. The shares of common stock underlying the warrants and 9% Convertible Notes are subject to a registration rights agreement pursuant to which the company must register said shares when the Company has issued an aggregate of $3,500,000 of 9% Convertible Notes.

Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors’ immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the Company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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

Item 6. Selected Financial Data.

A small reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Clearview Acquisitions, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Plan of Operation

Since December 2006, we have decided to attempt to acquire other assets or business operations that will maximize shareholder value. As of December 31, 2008, we had no particular acquisition in mind and had not entered into any negotiations regarding such an acquisition. Neither our sole officer nor any affiliate had engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our Company and such other company. We had not yet entered into any agreement, nor did we have any commitment or understanding to enter into or become engaged in a transaction.

On January 28, 2009, the Company entered into an agreement (the “Merger Agreement”) with Helix Wind, Inc., a Nevada corporation (“Helix Wind”), pursuant to which Helix Wind Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), will merge with and into Helix Wind, so that Helix Wind becomes a wholly-owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger Agreement, the Company will issue 20,546,083 shares of common stock and the 12% Convertible Notes dated September 15, 2007 through November 17, 2008 issued by Helix in the aggregate principal amount of $1, 874,448 which have not been amended to eliminate all conversion features (the “Exchange Notes”) will be exchanged for 9% Convertible Notes issued by the Company. An aggregate of 5,753,917 shares of common stock will be reserved for the exercise of such notes. Each of the Company, Helix Wind and Acquisition Sub provided customary representations and warranties, pre-closing covenants and closing conditions in the Merger Agreement. Breaches of those representations and warranties will be secured by customary indemnification provisions. In addition, Helix Wind agreed not to make or solicit any offers from any person regarding a transaction which would preclude the merger with the Company.

The Merger shall close when all the closing conditions set forth in the Merger Agreement are satisfied, including without limitation, the cancellation by the Company of approximately 49 million shares, the receipt of the requisite financial statements and other information required to report the Merger on a Current Report on Form 8-K and the consummation by the Company of its private placement of not less than gross proceeds of $650,000 of 9% Convertible Notes and warrants. The common stock underlying such securities, as well as the 5,753,917 shares of common stock reserved for the exercise of the Exchange Notes, are subject to a registration rights agreement. Pursuant to such agreement, if the Company issues an aggregate of $3,500,000 of notes and warrants, it must register the shares of common stock underlying such notes and warrants, as well as the shares reserved for issuance of the Exchange Notes, within 60 days.

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

We had no revenues for the years ended December 31, 2007 and 2008.

Operating expenses for the year ended December 31, 2007 of $22,072 were primarily for professional services and the development of a web-site, which never materalized. Our operating expenses for the year ended December 31, 2008 increased to $165,024 from $22,072, were primarily for professional services and office expenditures.

Our net losses for the years ended December 31, 2008 and 2007 were $170,822 and $23,798, respectively. Our basic and diluted net loss per share for both 2008 and 2007 was $0.04 and $0.13, respectively.

Liquidity and Capital Resources

As of December 31, 2008, we had $492 in cash, and no assets and a working capital deficit of $134,723.

As of December 31, 2008, we had a deficit accumulated in the development stage of $253,188.

For the year ended December 31, 2008, net cash used by operations was ($91,955) and net cash provided by financing activities was $75,880. We have generated losses from inception and anticipate that we will continue to incur significant losses until we can generate sufficient revenue to offset our operating expenses.

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

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clearview Acquisitions, Inc.

We have audited the accompanying balance sheet of Clearview Acquisitions, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2008 and the period January 10, 2006 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearview Acquisitions, Inc. at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period January 10, 2006 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the year ended December 31, 2008, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
February 9, 2009

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2008

ASSETS

Current Assets:
Cash	$492

Total Current Assets	492

Total Assets	$492

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$34,602
Notes Payable	100,613

Total Current Liabilities	135,215

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, 54,315,086 shares issued and outstanding	5,432
Additional Paid-In Capital	113,033
Deficit Accumulated During the Development Stage	(253,188)

Total Stockholders’ Deficiency	(134,723)

Total Liabilities and Stockholders’ Deficiency	$492

The accompanying notes are an integral part of these financial statements.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	January 10, 2006 (Inception) To December 31, 2008

Net Revenues	$—	$—	$—

Costs and Expenses:
Start Up Costs	—	—	8,625
Professional Fees	143,284	17,602	181,456
Website Development Costs	—	—	30,000
Other General and Administrative Expenses	21,740	4,470	26,650

Total Costs and Expenses	165,024	22,072	246,731

Loss from Operations before Other Income (Expense)	(165,024)	(22,072)	(246,731)

Other Income (Expense):
Forgiveness of Debt	—	—	1,857
Interest Expense	(5,798)	(1,726)	(8,401)
Interest Income	—	—	87

Total Other Income (Expense)	(5,798)	(1,726)	(6,457)

Net Loss	$(170,822)	$(23,798)	$(253,188)

Basic and Diluted Loss Per Share	$(.04)	$(.13)

Weighted Average Basic and Diluted Shares Outstanding	4,253,387	180,075

The accompanying notes are an integral part of these financial statements.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2008

				Deficit Accumulated During the Development Stage
			Additional Paid-In Capital
	Common Stock
	Shares	Amount			Total

Balance, January 10, 2006	—	$—	$—	$—	$—

Common Stock Issued to Founders for Services, April 2006	133,000	13	7,587	—	7,600

Common Stock Issued to Private Investor, April 2006	7,000	1	399	—	400

Sale of Common Stock, Net of Offering Costs	40,086	4	35,361	—	35,365

Net Loss for the Period	—	—	—	(58,568)	(58,568)

Balance, December 31, 2006	180,086	18	43,347	(58,568)	(15,203)

Net Loss for the year	—	—	—	(23,798)	(23,798)

Balance, December 31, 2007	180,086	18	43,347	(82,366)	(39,001)

Sale of Common Stock, November 18, 2008	19,100,000	1,910	17,190	—	19,100

Sale of Common Stock, December 12, 2008	35,000,000	3,500	—	—	3,500

Common Stock Issued Services, December 18, 2008	35,000	4	52,496	—	52,500

Net Loss for the year	—	—	—	(170,822)	(170,822)

Balance, December 31, 2008	54,315,086	$5,432	$113,033	$(253,188)	$(134,723)

The accompanying notes are an integral part of these financial statements.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	January 10, 2006 (Inception) To December 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(170,822)	$(23,798)	$(253,188)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	52,500	—	60,100
Forgiveness of Debt	—	—	(1,857)
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Expenses	26,367	(6,968)	35,479

Net Cash Used in Operating Activities	(91,955)	(30,766)	(159,466)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds of Borrowings	60,380	47,333	136,193
Payments of Borrowings	(7,100)	—	(34,600)
Proceeds from Sale of Common Stock	22,600	—	80,250
Payments of Offering Costs	—	—	(21,885)

Net Cash Provided by Financing Activities	75,880	47,333	159,958

Increase (Decrease) in Cash	(16,075)	16,567	492

Cash – Beginning of Period	16,567	—	—

Cash – End of Period	$492	$16,567	$492

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral par of these financial statements.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

                        Organization

                        Clearview Acquisitions, Inc. was incorporated under Nevada law on January 10, 2006 originally as Terrapin Enterprises, Inc. (“Terrapin”). On December 6, 2006, Terrapin merged its newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. (“Black Sea”) into Terrapin and changed its corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006. For accounting purposes, this is a capital transaction and the equivalent to the issuance of common stock by Terrapin for the net monetary assets of Black Sea ($0), accompanied by a recapitalization. On December 18, 2006, the Company effected to a 17.5-for-1 forward stock split of its common stock, reduced the par value from $.001 per share to $.0001 per share and increased its authorized common shares from 100,000,000 to 1,750,000,000 shares. In addition, the Company changed the par value of its authorized preferred stock from $.001 per share to $.0001 per share. On November 3, 2008, Black Sea amended its articles of incorporation with an effective date of November 14, 2008 to: (a) implement a 1 for 1,000 reverse stock split of the issued and outstanding shares of common stock held by each stockholder of record at October 21, 2008, without correspondingly decreasing the number of authorized shares of common stock; and (b) change its name from “Black Sea Oil, Inc.” to “Clearview Acquisitions, Inc.” (“the Company”). All share and per share information has been retroactively adjusted to give effect to these recapitalizations. The Company has selected December 31 as its fiscal year.

                        The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. Prior to the merger described above Terrapin was focused on developing and offering interactive educational enrichment media programming specifically designed for children ages 6 to 12 years of age. Since the change of control in December 2006 the Company decided to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for its shareholders. Based on its proposed business activities, the Company is classified as a “blank check” company. There is no assurance that the Company will achieve its objectives or goals.

                        Cash and Cash Equivalents

                        The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

                        Revenue Recognition

                        For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                        Advertising Costs

                        Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended December 31, 2008 and 2007.

                        Website Development Costs

                        Website development costs have been incurred in the planning stage and pursuant to Emerging Issues Task Force Abstract Number 00-2, “Accounting for Website Development Costs”, have been expensed as incurred. These costs were paid to a company whose president and sole stockholder is the spouse of a former Chief Executive Officer and Chairman of Terrapin.

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

                        Research and Development

                        Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the years ended December 31, 2008 and 2007.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                        Recent Accounting Standards and Pronouncements

                        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

                        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly owned businesses acquired in the future.

                        The FASB has issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:

                          FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

                        FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

                        AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                        Recent Accounting Standards and Pronouncements (Continued)

                        Statement 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, “The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles” in the Independent Auditor’s Report”, for state and local governmental entities and federal governmental entities. We believe the adoption of this standard will not have a material impact on the financial condition or the results of our operations.

NOTE 2 -	Going Concern

                        The Company is a development stage Company and has not commenced planned principal operations. The Company had a working capital deficit of $134,723 at December 31, 2008 and for the year ended December 31, 2008 had no revenues and incurred a net loss of $170,822. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

                        The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $36,000 through an offering of its common stock during the initial period ended December 31, 2006. During the years ended December 31, 2007 and 2008 the Company relied on its financing needs primarily from outside sources and borrowed approximately $101,000. In addition, during the year ended December 31, 2008, the Company raised gross proceeds of approximately $23,000 through the sale of its common stock. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

                        The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -	Notes Payable

	Notes payable consist of the following:

	Notes payable, issued March and July 2007, bearing interest at 8% per annum and payable on demand.	$12,475

	Notes payable, issued April and June 2007, bearing interest at prime rate plus 1% per annum and payable on demand.	31,758

	Note payable, issued January 2008, bearing interest at prime rate plus 1% per annum and payable on demand.	13,000

	Note payable, issued August 2008, bearing interest at prime rate plus 11% per annum and payable on demand (net of $4,000 repayment in 2008).	38,663

	Note payable, issued December 31, 2008, bearing interest at prime rate plus 8% per annum and payable on demand.	4,717

		$100,613

                          On November 30, 2008 the holder of the demand notes aggregating $99,896 original principal, Bluewater Partners, S.A., assigned $69,723 of the principal amount of the notes to certain parties (“the Assignees”).

                          On December 18, 2008, Bluewater Partners, S.A. and the Assignees (collectively the “Petitioners”), filed an action against the Company in the Supreme Court of New York, County of New York (the “Court”), wherein the Petitioners alleged that the Company breached its obligation to repay the Notes.

                          Having acknowledged that the Notes are due and payable with accrued interest, on December 12, 2008, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Petitioners, pursuant to which, the Company agreed to resolve the Petitioners’ claim against it for the agreed aggregate sum of $95,896 (the “Compromised Amount”). Pursuant to the Agreement, within ten (10) days following the entry of any order by the Court, the Company will issue and deliver to the Petitioners shares of the Company’s common stock, par value $.0001 per share, sufficient to satisfy the Compromised Amount and such shares will be issued pursuant to Section 3(a)(10) of the Act. The Parties have agreed that an aggregate of 11,000,000 unrestricted shares of the Company’s common stock (“Settlement Shares”), valued at $0.008 per share will be issued to satisfy the Compromised Amount.

                          In the event that after the eventual sale of the Settlement Shares and payment of broker fees, the dollar value of net proceeds (“Net Value”) of the sale of the Settlement Shares is below the Compromised Amount, the Company shall issue new promissory notes for the difference in dollar value between the Net Value and the Compromised Amount that shall be due three years from the date of issuance and bear interest at the prime rate published on the date of issuance by the Wall Street Journal.

NOTE 4 -	Common Stock

                          In April 2006 the Company issued 133,000 shares of common stock valued at $7,600 to the Founders of the Company for services.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -	Common Stock (Continued)

                        In April 2006 the Company sold 7,000 shares of common stock for $400 to a private investor.

                        During the quarter ended September 30, 2006 the Company sold 40,086 shares of common stock pursuant to its public offering for gross proceeds of $57,250. The Company incurred offering costs of $21,885 and net proceeds amounted to $35,365.

                        On December 18, 2006 the Company effected to a 17.5-for-1 forward stock split of its common stock, reduced the par value from $.001 per share to $.0001 per share and increased its authorized common shares from 100,000,000 to 1,750,000,000 shares. On September 29, 2008, the Company amended its articles of incorporation with an effective date of November 14, 2008 to implement a 1 for 1000 reverse stock split of the issued and outstanding shares of common stock held by each stockholder of record at October 21, 2008, without correspondingly decreasing the number of authorized shares of common stock. All share and per share information has been retroactively adjusted to give effect to these recapitalizations.

                        On November 18, 2008 the Company sold 19,100,000 shares of common stock at $.001 per share for gross proceeds of $19,100 in a private placement.

                        On December 12, 2008 the Company issued 35,000,000 shares of common stock at $.0001 per share for an aggregate purchase price of $3,500 to its President and Chief Executive Officer.

                        On December 18, 2008 the Company issued 35,000 shares of common stock valued at $52,500 to its securities counsel for services rendered.

                        On December 15, 2008 the Company commenced an offering of units, each unit consisting of a 9% convertible note, and warrants. Each note matures in five years and is convertible at $0.50 per share at the option of the holder or the Company and each warrant gives the holder the right to purchase one share of the Company’s common stock at the purchase price of $0.75 per share, which shall be exercisable for a period of two years, commencing from the date of issuance.

NOTE 5 -	Preferred Stock

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

NOTE 6 -	Forgiveness of Debt

                        During the period ended December 31, 2006 notes payable aggregating $28,480 principal and $877 accrued interest were satisfied by payment of $27,500. Principal of $980 and accrued interest of $877 previously owed by the Company was discharged by the note holders. Accordingly, the Company recognized other income of $1,857 during the period ended December 31, 2006.

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 -	Income Taxes

                        At December 31, 2008, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $227,000, which may be applied against future taxable income, if any, through 2026 and 2028. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

                        At December 31, 2008, the Company has a deferred tax asset of approximately $77,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $44,000.

NOTE 8 -	Subsequent Events

                        Sale of Convertible Notes

                        In January 2009 the Company sold $250,000 principal of its 9% convertible notes and warrants, pursuant to its offering that commenced December 15, 1008 (see Note 4).

                        Merger Agreement

                        On January 28, 2009 the Company entered into an agreement (the “Merger Agreement”) with Helix Wind, Inc., a Nevada corporation (“Helix Wind”), pursuant to which Helix Wind Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), will merge with and into Helix Wind, so that Helix Wind becomes a wholly-owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger Agreement, the Company will issue 20,546,083 shares of common stock and the 12% Convertible Notes dated September 15, 2007 through November 17, 2008 issued by Helix in the aggregate principal amount of $1,874,448 which have not been amended to eliminate all conversion features (the “Exchange Notes”) will be exchanged for 9% Convertible Notes issued by the Company. An aggregate of 5,753,917 shares of the Company’s common stock will be reserved for issuance upon the conversion of the Company’s 9% Convertible Notes pursuant to the terms of the Merger Agreement.

                        The Merger shall close when all the closing conditions set forth in the Merger Agreement are satisfied, including without limitation, the cancellation by the Company of approximately 49 million shares, the receipt of the requisite financial statements and other information required to report the Merger on a Current Report on Form 8-K and the consummation by the Company of its private placement of not less than gross proceeds of $650,000 of 9% Convertible Notes and warrants. The common stock underlying such securities, as well as the 5,753,917 shares of common stock reserved pursuant to the terms of the Merger Agreement for the exercise of the Exchange Notes, are subject to a registration rights agreement. Pursuant to such agreement, if the Company issues an aggregate of $3,500,000 of notes and warrants, it must register the shares of common stock underlying such notes and warrants, as well as the shares reserved for issuance of the Exchange Notes within 60 days.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the quarter ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Clearview’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Clearview has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Tatiana Mikitchuk 415 Madison Avenue 15th Floor New York, NY 10017	31	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary

Ms. Tatiana Mikitchuk, age 31, has over 10 years experience in IT programming and website development. From 1999 to 2005, Ms. Mikitchuk worked at ProcureStaff, an IT staffing company, as a Senior Application and Web Developer. Clients of ProcureStaff which she worked directly with included Eli Lilly, Qwest, Lucent, GE Industrial, Mass Mutual and others, which involved working closely with company managers and business analysts on new application development. Since 2006, Ms. Mikitchuk was with Merrill Lynch, involved in a communications group of Global Infrastructure Services, running various in-house projects until June 2007. Since June 2007, Ms. Mikitchuk has continued her education and is currently enrolled as a full-time student at Brooklyn College.

Our sole director and officer is not a director in any other U.S. reporting companies and she has not been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which its officer, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during 2006 for services rendered to our Company in all capacities by Marcus Segal and Tatiana Mikitchuk, each of whom served as our CEO during part of 2006, with Ms. Mikitchuk being our CEO to the present date. We did not pay or accrue any cash compensation for our executive officers for services rendered either in 2008, 2007 or 2006.

We have no employment agreement with our executive officer.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)		Salary (c)		Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total (j)

Tatiana Mikitcuk CEO, President, CFO and Director	2008	(1)		$0								$0		$0

Marcus Segal CEO, President, CFO and Director	2006 2007 2008	(2) (3)	$ $ $	0 0 0							$ $	0 0	$ $	0 0

Simona Hirsch CEO, President, CFO and Director	2006	(4)	$			$7,200	(5)					$0		$7,200	(3)

(1)	Ms. Mikitchuk was appointed CEO, President, CFO and a Director in September 2008.

(2)	Mr. Segal was appointed CEO, President, CFO and a Director in December 2006.

(3)	Mr. Segal resigned as CEO, President, CFO and a Director in September 2008.

(4)	Ms. Hirsch resigned as CEO and President on December 5, 2006.

(5)

Represents the fair value of 126,000 (after giving effect to the reverse splits) shares of common stock issued to her in April 2006 as compensation for services rendered as an executive officer. The fair value of these shares was determined by our Board at $7,200, or $.0001 per share, the par value of our common stock.

Outstanding Equity Awards

None of the individuals who served as our executive officers during 2008 held at December 31, 2008, received any options, warrants or other right to purchase shares of our common stock, or unvested shares of common stock, granted or awarded to them, for services rendered.

Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings.

No compensation was paid to any member of the Board of Directors during the fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 9, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,315,086 shares of our common stock issued and outstanding as of February 9, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Clearview Acquisitions, Inc., 415 Madison Avenue, 15th Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Tatiana Mikitchuk	35,133,000	64.68%

All directors and executive officers as a group (one person)	35,133,000	64.68%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	2008	2007

Audit Fees	$28,000	$17,500
Audit Related Fees	$0	$0
Tax Fees	$750	$0
All Other Fees	$0	$0

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibit No.	Description

3.1

Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006 (File No. 333-134648) filed on June 1, 2006.

3.2

By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006 (File No. 333-134648) filed on June 1, 2006.

4.1

Specimen Common Stock certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006 (File No. 333-134648) filed on June 1, 2006.

4.2

Promissory Note in the aggregate principal amount of up to $20,000 payable to Mr. Eliyahu BenHamu, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

4.3

Promissory Note in the aggregate principal amount of up to $20,000 payable to Faye Erblich incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

4.4	Form of 9% Convertible Note*

4.4	Form of Warrant*

10.1	Form of Regulation D Subscription Agreement (File No. 333-134648) filed on June 1, 2006.

10.2	Form of Regulation S Subscription Agreement (File No. 333-134648) filed on June 1, 2006.

10.3

Settlement Agreement and Release dated December 15, 2008 by and among Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage and David Lillico and Clearview Acquisitions, Inc., incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 22, 2008.

10.4	Regulation D Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

31.1	Certification by Principal Executive and Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*

32.1	Certification by Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*

* Filed herewith.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2009

CLEARVIEW ACQUISITIONS, INC.

By:	/s/ Tatiana Mikitchuk

Name: Tatiana Mikitchuk
Title: President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2009	By:	/s/ Tatiana Mikitchuk

Name: Tatiana Mikitchuk
Title: President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and Accounting Officer)