Form 10-K/A
period 2008-12-31
CLEARVIEW ACQUISITIONS, INC.
filed 2009-04-07
CIK 1364560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Amendment No.1

For the fiscal year ended December 31, 2008
Commission file number: 000-52107

CLEARVIEW ACQUISITIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4069588
(State of incorporation)	(I.R.S. Employer Identification No.)

1848 Commercial Street
San Diego, California 92113
(Address of principal executive offices, zip code)

(877) 246-4354
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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $35,007,306.

The number of shares of the issuer’s common stock issued and outstanding as of April 6, 2009 was 54,315,086 shares.

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 30, 2009. This Amendment is being filed because the Original Filing inadvertently failed to include the balance sheet information as of December 31, 2007, as required pursuant to Rule 8-02 of Regulation S-X.  For convenience and ease of reference, this Amendment contains only Item 8, the Financial Statements and footnotes thereto. As a result of this Amendment, the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II
Item 8.                      Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clearview Acquisitions, Inc.

We have audited the accompanying balance sheets of Clearview Acquisitions, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2008 and the period January 10, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearview Acquisitions, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period January 10, 2006 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
February 9, 2009

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,
	2008	2007
Current Assets:
Cash	$492	$16,567

Total Current Assets	492	16,567

Total Assets	$492	$16,567

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$34,602	$8,235
Notes Payable	100,613	44,233
Loan Payable - Related Party	-	3,100
Total Current Liabilities	135,215	55,568
Commitments and Contingencies
Stockholders’ Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 1,750,000,000 shares authorized, issued and outstanding 180,086 shares in 2007 and 54,315,086 shares in 2008	5,432	18
Additional Paid-In Capital	113,033	43,347
Deficit Accumulated During the Development Stage	(253,188)	(82,366)
Total Stockholders’ Deficiency	(134,723)	(39,001)
Total Liabilities and Stockholders’ Deficiency	$492	$16,567

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

CLEARVIEW ACQUISITIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -	Notes and Loan Payable

	December 31,
	2008	2007
Notes payable, issued March and July 2007, bearing interest at 8% per annum and payable on demand.	$12,475	$12,475
Notes payable, issued April and June 2007, bearing interest at prime rate plus 1% per annum and payable on demand.	31,758	31,758
Note payable, issued January 2008, bearing interest at prime rate plus 1% per annum and payable on demand.	13,000	—
Note payable, issued August 2008, bearing interest at prime rate plus 11% per annum and payable on demand (net of $4,000 repayment in 2008).	38,663	—
Note payable, issued December 31, 2008, bearing interest at prime rate plus 8% per annum and payable on demand.	4,717	—
	$100,613	$44,233

On November 30, 2008 the holder of the demand notes aggregating $99,896 original principal, Bluewater Partners, S.A., assigned $69,723 of the principal amount of the notes to certain parties ("the Assignees").

On December 18, 2008, Bluewater Partners, S.A. and the Assignees (collectively the "Petitioners"), filed an action against the Company in the Supreme Court of New York, County of New York (the "Court"), wherein the Petitioners alleged that the Company breached its obligation to repay the Notes.

Having acknowledged that the Notes are due and payable with accrued interest, on December 12, 2008, the Company entered into a Settlement Agreement and Release (the "Agreement") with the Petitioners, pursuant to which, the Company agreed to resolve the Petitioners' claim against it for the agreed aggregate sum of $95,896 (the "Compromised Amount").  Pursuant to the Agreement, within ten (10) days following the entry of any order by the Court, the Company will issue and deliver to the Petitioners shares of the Company's common stock, par value $.0001 per share, sufficient to satisfy the Compromised Amount and such shares will be issued pursuant to Section 3(a)(10) of the Act.  The Parties have agreed that an aggregate of 11,000,000 unrestricted shares of the Company's common stock ("Settlement Shares"), valued at $0.008 per share will be issued to satisfy the Compromised Amount.

In the event that after the eventual sale of the Settlement Shares and payment of broker fees, the dollar value of net proceeds ("Net Value") of the sale of the Settlement Shares is below the Compromised Amount, the Company shall issue new promissory notes for the difference in dollar value between the Net Value and the Compromised Amount that shall be due three years from the date of issuance and bear interest at the prime rate published on the date of issuance by the Wall Street Journal.

Loan payable at December 31, 2007 in the amount of $3,100 to the Company's former President was payable on demand with interest at 8% per annum.  The loan was paid in 2008.

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

4.4	Form of 9% Convertible Note*

4.5	Form of Warrant*

10.1	Form of Regulation D Subscription Agreement (File No. 333-134648) filed on June 1, 2006.

10.2	Form of Regulation S Subscription Agreement (File No. 333-134648) filed on June 1, 2006.

10.3
Settlement Agreement and Release dated December 15, 2008 by and among Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage and David Lillico and Clearview Acquisitions, Inc., incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 22, 2008.

10.4	Regulation D Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-134648) filed on June 1, 2006.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2009

CLEARVIEW ACQUISITIONS, INC.

By.	/s/ Ian Gardner
Name:	Ian Gardner
Title:	Chief Executive Officer, (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2009	By.	/s/ Ian Gardner
	Name:	Ian Gardner
	Title:	Chief Executive Officer, (Principal Executive Officer)

By.	/s/ Kevin Claudio
Name:	Kevin Claudio
Title:	Chief Financial Officer, (Principal Financial Officer)

By.	/s/ Scott Weinbrandt
Name:	Scott Weinbrandt
Title:	President and Chairman, (Principal Financial Officer)