Form 10-Q
period 2009-03-31
Helix Wind, Corp.
filed 2009-05-20
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-52107

HELIX WIND, CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4069588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1848 Commercial Street
San Diego, California	92113
(Address of principal executive offices)	(Zip Code)

(877) 246-4354
(Registrant’s telephone number, including area code)

CLEARVIEW ACQUISITIONS, INC.
(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 20, 2009 there were 37,382,906 shares of common stock outstanding.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended March 31, 2009

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$299,872	$5,980
Accounts Receivable	36,007	-
Related party receivable	3,356	3,356
Inventory	319,927	213,085
Prepaid inventory	-	193,010
Prepaid NRE tooling	-	21,734
Prepaid expenses and other expenses	55,982	51,592
	715,144	488,757

EQUIPMENT , net	290,820	187,517
PATENTS	18,928	18,928

Total assets	$1,024,892	$695,202

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$719,695	$449,215
Accrued compensation	146,267	149,094
Accrued interest	61,080	142,844
Other accrued liabilities	10,335	11,936
Accrued taxes	9,658	10,156
Deferred revenue	250,097	373,598
Related party payable	-	22,433
Short term debt	212,365	-
Convertible notes payable to related party, net of discount	3,234	567,633
Convertible notes payable, net of discount	129,606	1,504,180
Derivative liability	15,194,381	-
	16,736,718	3,231,089
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 36,681,094 and 20,546,083 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively (1)	3,669	2,055
Additional paid in capital (1)	9,335,202	273,045
Accumulated deficit	(25,050,697)	(2,810,987)

Total shareholders’ deficit	(15,711,826)	(2,535,887)
Total liabilities and shareholders’ deficit	$1,024,892	$695,202

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

REVENUES	$401,377	$1,500

COST OF SALES	314,369	-

GROSS MARGIN	87,008	1,500

OPERATING COSTS AND EXPENSES
Research and development	358,448	59,031
Selling, general and administrative	9,656,155	208,039

LOSS FROM OPERATIONS	(9,927,595)	(265,570)

OTHER EXPENSES
Interest expense	(12,312,115)	(3,816)
Total other expenses	(12,312,115)	(3,816)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(22,239,710)	$(269,386)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(22,239,710)	$(269,386)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.93)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC and DILUTED (2)	23,789,799	20,546,083

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE–December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)

Stock issued upon reverse merger	16,135,011	1,614	(68,028)	−	(66,414)

Share based payments	−	−	9,130,185	−	9,130,185

Net loss	−	−	−	(22,239,710)	(22,239,710)

BALANCE – March 31, 2009	36,681,094	$3,669	$9,335,202	$(25,050,697)	$(15,711,826)

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

OPERATING ACTIVITIES
Net loss	$(22,239,710)	$(269,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,429	120
Amortization of debt discount	132,837	-
Stock based compensation	9,130,185	-
Change in fair value of derivative warrant liability	1,282,760	-
Interest in connection with derivative liability	10,611,785	-
Loss on debt extinguishment	211,911	-
Changes in operating assets and liabilities:
Accounts Receivable	(36,007)	-
Inventory	86,168	-
Prepaid NRE tooling	21,734	-
Other current assets	(4,390)	5,100
Accounts payable	324,955	(42,133)
Accrued compensation	(2,827)	(65,333)
Accrued interest	66,458	5,121
Related party payable	(22,433)	8,517
Deferred revenue	(123,501)	1,000
Accrued taxes	(498)	-
Accrued liabilities	(2,461)	(35,718)
Net cash used in operating activities	(539,605)	(392,712)

INVESTING ACTIVITIES
Purchase of equipment	(126,732)	(2,870)
Net cash used in investing activities	(126,732)	(2,870)

FINANCING ACTIVITIES
Bank overdraft	-	9,934
Cash received from reverse merger	270,229	-
Proceeds from convertible notes payable	665,000	383,239
Proceeds from notes payable to related party	25,000	-
Net cash provided by financing activities	960,229	393,173

Net increase (decrease) in cash	293,892	(2,409)

Cash – beginning of period	5,980	2,409

Cash – end of period	$299,872	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to non-convertible short term debt	$187,365	$-
Exchange of convertible notes payable in lieu of related party payable	$90,257	$-
Derivative liability on warrants issued with convertible notes payable	$3,299,836	$-
Conversion of accrued interest to convertible notes payable	$148,223	$-
Common stock issued upon reverse merger	$1,614	$-
Net liabilities assumed in reverse merger	$66,414	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.  ORGANIZATION

Helix Wind, Corp. (“Helix Wind”) was incorporated under the laws of the State of Nevada on January 10, 2006 (Inception) and has its headquarters located in San Diego, California.  Helix Wind was originally named Terrapin Enterprises, Inc. On December 6, 2006, Helix Wind merged its newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into itself and changed its corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006.  On November 14, 2008, Helix Wind changed its name from Black Sea Oil, Inc. to Clearview Acquisitions, Inc. pursuant to Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada.  On February 11, 2009, Helix Wind’s wholly-owned subsidiary, Helix Wind Acquisition Corp. was merged with and into Helix Wind, Inc. (“Subsidiary”), which survived and became Helix Wind’s wholly-owned subsidiary (the “Merger”).  On April 16, 2009, Helix Wind changed its name from Clearview Acquisitions, Inc. to Helix  Wind, Corp., pursuant to an Amendment to its Articles of Incorporation filed with the Secretary of State of Nevada.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Subsidiary prior to the Merger, and Helix Wind, Corp. and the Subsidiary combined thereafter.

Helix Wind was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Helix Wind had no operations up until the Merger, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock.  The Company is now engaged through the subsidiary in the alternative energy business offering a distributed power technology platform designed to produce electric energy from the wind. Subsidiary was primarily engaged in the research and development of its proprietary products until the third quarter of the year ended December 31, 2008, when it began selling products.  The Company has commenced the outsourcing process to manufacture its products and has begun to receive purchase orders from customers. The Company utilizes two distinct distribution channels to market and sell its products: i) direct sales to end users and installers and ii) indirect or channel sales with resellers domestically and internationally.

Helix Wind is authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. On November 3, 2008, Helix Wind effected a reverse stock split (the “Stock Split”), as a result of which each 1,000 shares of Helix Wind’s common stock then issued and outstanding was converted into one share of Helix Wind’s common stock.

Immediately prior to the Merger, Helix Wind had 5,135,011 shares of its common stock issued and outstanding. In connection with the Merger, Helix Wind issued 20,546,083 shares of its common stock in exchange for the issued and outstanding shares of common stock of Subsidiary and the promises to issue the same. In addition, there were 11,000,000 shares of its common stock constructively issued under Section 3a-10 of the Securities Act pursuant to the settlement of the disputed described in the Company’s 8K filed December 22, 2008 with Securities and Exchange Commission (“SEC”). Helix Wind also reserved 5,753,917 shares of its common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of Helix Wind in connection with the Merger.  At March 31, 2009, there were 36,681,094 shares of Helix Wind’s common stock issued and outstanding.  During the first quarter of 2009, Helix Wind also granted 10,751,240 stock options, of the 13,700,000 stock options available under the stock option plan.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Reverse Merger Accounting

Since former Subsidiary security holders owned, after the Merger, approximately 80% of Helix Wind’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Subsidiary,  Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Helix Wind prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received cash of $270,229 and assumed net liabilities of $66,414.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. Amounts related to disclosures of December 31, 2008, balances within those interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto filed on Form 8-K on March 31, 2009.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s  Form 8K filed on March 31, 2009 with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $827,193 excluding the derivative liability of $15,194,381, an accumulated deficit of approximately $25,050,697 at March 31, 2009, recurring losses from operations and negative cash flow from operating activities of $539,605 for the three months ended March 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2008 and the first quarter of 2009, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment. Management believes that they do not require an allowance for doubtful accounts at March 31, 2009 and December 31, 2008. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. The Company did not expend any funds for the three months ended March 31, 2009 for the purpose of developing patents. No amortization has been taken on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At March 31, 2009 and December 31, 2008, inventory at various suppliers or at the Company totaled $319,927 and $213,085, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not completed consisting of prepaid inventory.  There was no prepaid inventory at March 31, 2009 as all inventory had been paid for but the Company had prepaid inventory of $193,010 at December 31, 2008.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at March 31, 2009 or during 2008.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of March 31, 2009 and December 31, 2008 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of March 31, 2009 and December 31, 2008 is recognized as a prepaid asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Advertising

The Company expenses advertising costs as incurred. During the three months ended March 31, 2009 and 2008, the Company incurred and expensed approximately $288 and $10,223, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the three months ended March 31, 2009 and 2008, research and development costs incurred were $358,448 and $59,031, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company had received purchase orders from various domestic and international customers to purchase approximately 85 wind turbines as of March 31, 2009. The Company had deferred revenue of $250,097 and $373,598 as of March 31, 2009 and December 31, 2008, respectively.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of March 31, 2009 and 2008, all potentially dilutive common stock equivalents amount to 20,252,794 and 0 respectively.

Revenue Recognition

The Company’s revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Significant Recent Accounting Pronouncements

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 entitled Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP amends the following pronouncements (among several others) issued by the FASB’s Emerging Issues Task Force (“EITF”):  Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash or other assets upon conversion (including partial cash settlement), unless the embedded conversion option must be separately accounted for as a derivative under SFAS No. 133. Convertible preferred shares that are mandatorily redeemable financial instruments and classified as liabilities under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity are within the scope of FSP APB 14-1; however, convertible preferred stock reported as equity (or temporary equity) is not within the scope of this pronouncement. In addition, FSP APB 14-1 does not apply to convertible debt instruments that require or permit settlement in cash (or other assets) upon conversion when the holders of the underlying stock would receive the same form of consideration in exchange for their shares.

FSP APB 14-1 requires that both the equity component (the conversion feature) and liability component of convertible debt within its scope be separately accounted for at estimated fair value in order to reflect the entity’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying value must be amortized to interest cost using the interest method described in APB Opinion No. 21 Interest on Receivables and Payables. The equity component is not re-measured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. FSP APB 14-1 also provides guidance on de-recognition as it relates to modifications, exchanges and induced conversions of debt instruments within its scope. This FSP is effective for financial instruments issued during fiscal years beginning after December 15, 2008, and interim periods within those years; early adoption is not permitted. However, FSP APB 14-1 must be applied retrospectively to all periods presented, and thus may impact instruments within its scope that were outstanding at any time during such prior periods. Adoption of the FSP APB 14-1 did not have a material effect on the Company’s interim financial statements for the quarter ended March 31, 2009.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In June 2008, the FASB ratified EITF Issue No. 07-5 entitled Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This pronouncement applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative set forth in paragraphs 6-9 of SFAS No. 133 for purposes of determining whether such instrument or embedded feature qualifies for the first part of the scope exception set forth in paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative set forth in SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19. EITF Issue No. 07-5 does not apply to share-based payment awards within the scope of SFAS No. 123(R) for purposes of determining whether such instruments are classified as liability or equity. EITF Issue No. 01-6 (“The Meaning of ‘Indexed to a Company’s Own Stock’”) has been superseded.

As more fully explained below, the objective of EITF Issue No. 07-5 is to determine whether a financial instrument or an embedded feature qualifies for the first part of the scope exception (“indexed to its own stock”) described in paragraph 11(a) of SFAS No. 133. If so, and if the financial instrument or embedded feature has all the characteristics described in paragraphs 6-9 of SFAS No. 133, it must be analyzed under other GAAP [including EITF Issue No. 05-2 The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19 to determine whether it is classified in stockholders’ equity - or would be if it were a freestanding instrument. If a financial instrument is otherwise a derivative as defined by SFAS No. 133 and does not qualify under the exception described above, it must be reported as a derivative and accounted for at estimated fair value; whether such an embedded feature must be separated from the host contract (and accounted for as a derivative) is based on other criteria described in SFAS No. 133. If the conversion feature embedded in a convertible debt instrument meets both elements of the scope exception in paragraph 11(a) of SFAS No. 133, it would not be separated from the host contract or accounted for as a derivative by the issuer.

Under EITF Issue No. 07-5, an entity must determine whether an equity-linked financial instrument or embedded feature is indexed to its own stock by using the following two-step approach: (1) evaluate the instrument’s contingent exercise provisions (if any), and (2) evaluate its settlement provisions. An exercise contingency (as defined) will not preclude an instrument or an embedded feature from being considered indexed to an entity’s own stock provided that it is based on either (a) an observable market other than the market for the issuer’s capital stock or (b) an observable index other than one calculated or measured solely by reference to the issuer’s own operations (for example, revenues or EBITDA). If the instrument qualifies under Step 1, it is then analyzed under Step 2. An instrument (or embedded feature) is considered indexed to an entity’s own stock if its settlement amount will equal the difference between the estimated fair value of a fixed number of the entity’s equity shares and either a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. With very few exceptions - unless the only variables that could affect the settlement amount would be inputs to the estimated fair value of a “fixed-for-fixed” forward or option on equity shares, an instrument’s strike price or the number of shares used to calculate the settlement are not considered fixed if its terms provide for any potential adjustment, regardless of the probability of the adjustment or whether any such adjustments are within the entity’s control. As a result, standard anti-dilution clauses will apparently preclude an instrument from being considered “indexed to its own stock.”

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). The Company adopted the provision of EITF No. 07-5 effective the first quarter of 2009..

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities as of the beginning of the year ending December 31, 2009. The adoption of SFAS 157 for these assets and liabilities did not have a material impact on our consolidated financial position, consolidated results of operations or consolidated cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 became effective for us as of the beginning of the year ending December 31, 2009. The Company adopted SFAS 161 in the first quarter of 2009 and has made the appropriate disclosure requirements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In February 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2009 and therefore will apply to any business combination that we might enter into after December 31, 2008. The Company adopted the provision of FSP FAS 141R-1 which did not have a material impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ending on June 30, 2009. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial position, consolidated results of operations or consolidated cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our second fiscal quarter ending on June 30, 2009. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our consolidated financial position, consolidated results of operations or consolidated cash flows.

3.  RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At March 31, 2009 and December 31, 2008, the Company had a related party payable to Lab4Less, LLC, uncollateralized, bearing no interest, payable on demand in the amount of $0 and $22,433.  The CEO and director of the Company was also a 50% owner of Lab4Less, LLC at the time the transaction was entered into.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

4.  EQUIPMENT

Equipment consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008

Equipment	$33,063	$27,409
NRE tooling	235,267	124,287
Test facility	63,181	56,856
Leasehold improvements	6,524	2,752
Web site development costs	13,566	13,566
	351,601	224,870
Accumulated depreciation	(60,782)	(37,353)

	$290,819	$187,517

5.  DEBT

Short Term Debt

Short term debt was $212,365 as of March 31, 2009.  This represents a Subsidiary 12% related party note totaling $115,365 and two non-related party Subsidiary 12% note holders totaling $72,000 that elected not to convert as part of the note exchange offered with the Merger. In addition, short term debt includes $25,000 received from a related party in first quarter of 2009.

Convertible Notes Payable and Convertible Notes Payable Related Party

Convertible notes payable totaled $3,432,676 and $2,071,813, as of March 31, 2009 and December 31, 2008, respectively, as described below.  In connection with the convertible notes payable issued during the quarter ended March 31, 2009, the Company issued 7,599,672 warrants.

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	2,234,579	(2,135,264)	96,081	3,234
Reverse Merger Notes	650,000	(621,111)	28,889	-
New Convertible Notes	340,257	(338,957)	1,300	-
Other Convertible Notes	75,000	(71,664)	3,336	-
	3,299,836	(3,166,996)	129,606	3,234

Exchange Notes – Convertible Notes Payable Related Party, net of discount

On February 11, 2009, in connection with and as part of the Merger, the Company exchanged existing convertible notes (12% notes) for 9% convertible notes – the “Exchange Notes” with a three year term. In addition to the stated interest rate, the exchange transaction also modified the conversion rate as well as the issuance of 5,753,918 warrants to the various convertible note holders.  The total amount of the 12% notes exchanged was $2,234,579.  This amount included principal of $1,874,448 plus accrued interest charges of $146,866 and other premiums of $213,265.   The Company amortized $99,315 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

At December 31, 2008, convertible notes, bearing annual interest at 12% were convertible into Subsidiary common stock at the price established in the Series A financing.  The convertible notes eligible for conversion into the Subsidiary’s common stock included  both principle and interest due thereunder at the time of closing of the Company’s pending Series A financing.. These notes were collateralized by substantially all assets of the Company.  The 12% Subsidiary convertible notes had varying maturity dates through January 2010.

The Company analyzed the conversion of the exchange notes – convertible notes payable related party under the following guidance: EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, EITF 06-6 “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments”.  Based on the guidance referred to above, the Company has concluded the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.   As such, the Company recorded a loss on extinguishment of debt of approximately $213,000 which is recorded in other expenses as interest expense in the accompanying condensed consolidated statements of operations, during the three months ended March 31, 2009.

The new convertible 9% notes have a principal amount of $2,234,579 and are convertible into the Company’s common stock at a rate of $0.50 per share.  The 9% notes matures three years from the date of issuance, or at the noteholders election to convert their notes prior to maturity. The Company recorded a discount to the new convertible notes of $2,234,579.  The discount is based on the fair value allocation of the 5,753,918 warrants as well as the fair value of the embedded conversion feature.  The fair value of the warrants were calculated using the Black Scholes Option Pricing Model then applied to the discount of the convertible notes based on its fair value allocation between the warrants and the convertible notes.  The fair value of the embedded conversion feature was calculated using the effective conversion price, but limited to its fair value allocation.

In addition, each noteholder received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.75 per share for each share of the Company’s common stock issuable upon conversion of the note.  The warrants expire 5 years from issuance. The warrants contain cashless exercise provisions which are settled in shares.   The warrants were also issued in connection with a registration rights agreement.

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders – the “Reverse Merger Notes”.  The notes have an interest rate of 9% and are convertible into the Company’s common stock at a rate of $0.50 per share.  The Company also issued 1,300,000 warrants to the various note holders.

Pursuant to EITF Topic D-60, EITF 98-5 and EITF 00-27, the Company has recorded a debt discount in the amount of $650,000 based on the fair value allocation of the embedded conversion feature and the fair value allocation of the warrants.  The Company amortized $28,889 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

In connection with the closing of the Merger on February 11, 2009 (see Note 1), the holders of the Subsidiary notes exchanged most of the outstanding Subsidiary notes for Helix Wind notes and entered into a Registration Rights Agreement granting them the right to register the underlying shares of Helix Wind common stock issuable upon conversion of the Helix Wind notes. Upon the consummation of the exchange of notes, the exchanged Subsidiary notes had  no further force or effect and became null and void.

New Convertible Notes-Convertible Notes Payable, net of discount

The Company also issued additional convertible notes payable in the amount of $340,257 on February 15, 2009, February 28, 2009 and March 31, 2009 for $12,032, $28,225 and $300,000, respectively – the “New Convertible Notes”.  These notes bear interest at 9% and are convertible into the Company’s common stock at a rate of $0.50 per share.  In addition, the Company issued 680,514 warrants.

Pursuant to EITF Topic D-60, EITF 98-5 and EITF 00-27, the Company has recorded a debt discount in the amount of $340,257 based on the fair value allocation of the embedded conversion feature and the fair value allocation of the warrants.  The Company amortized $1,300 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Other Convertible Notes-Convertible Notes Payable, net of discount

Also, on February 11, 2009, the Company also issued $25,000 of related party convertible notes and $50,000 of non-related party convertible notes in exchange for related party notes in exchange for equipment and inventory.  These notes bear interest at 9% and are convertible into the Company’s common stock at a rate of $0.50 per share.  In addition, the Company issued 150,000 warrants in connection with the issuance of these convertible notes.

Pursuant to EITF Topic D-60, EITF 98-5 and EITF 00-27, the Company has recorded a debt discount in the amount of $75,000 based on the fair value allocation of the embedded conversion feature and the fair value allocation of the warrants.  The Company amortized $3,336 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

At March 31, 2009, the fair value of the warrants is estimated to be $11,894,545.  Management estimated the fair value of the warrants based upon the application of the Black-Scholes option-pricing model using the following assumptions: expected life of five years; risk free interest rate of 1.76%; volatility of 25% and expected dividend yield of zero.

6.  DERIVATIVE LIABILITIES

As described in Note 5,  the Company issued financial instruments in the form of warrants and convertible notes payable with conversion features during the first quarter of 2009.  These instruments qualify as derivative liabilities under EITF 00-19  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, A Company’s Own Stock.,” as these instruments have common stock conversion reset features.  The initial value of the derivative liability for the embedded conversion feature was $3,299,836 and the derivative liability for the warrants was $10,611,785.

During the three months ended March 31, 2009, we recognized a charge to interest expense of $1,282,760 based on the change in fair value of the warrant derivative liability in the accompanying statement of operations.  The value of the warrant derivative liability was $15,194,381 at March 31, 2009.

These derivative liabilities have been measured in accordance with SFAS 157, “Fair Value Measurements”.  The valuation assumptions are classified within Level 1 inputs.  The following table represents the Company’s derivative liability activity:

December 31, 2008	$	---
Issuance of derivative financial instruments		13,911,621
Mark-to-market adjustment to fair value at March 31, 2009		1,282,760
March 31, 2009		$15,194,381

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of March 31, 2009:

March 31, 2009
Weighted- average volatility	59%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.76% to 1.67%

7.  INCOME TAXES

The Company’s method of accounting for income taxes is the asset and liability approach required by SFAS 109, Accounting for Income Taxes. There was no income tax expense recorded for the three months ended March 31, 2009 or year ended December 31, 2008, due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

We made no provision for income taxes for the three months ended March 31, 2009 and 2008 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2009, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

8.  STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions set forth in SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

On February 9, 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan authorizing the Board of Directors or a committee to issue options exercisable for up to an aggregate of 13,700,000 shares of common stock. Currently there were 10,751,240 options granted during the three-month period ended March 31, 2009, each at an exercise price of $0.50 per share.  In order for the 2009 Equity Incentive Plan and the stock options granted thereunder to become effective, the 2009 Equity Incentive Plan still must be approved by the shareholders of the Company. The Company has granted and issued the stock options in the financial statements as shareholder approval is nothing more than an administrative matter, consistent with SFAS 123(R), “Share Based Payments.”

The Company estimates the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant ($1.90 on February 11, 2009), the expected option term (5 years), the risk free interest rate at the date of grant (1.76% on February 11, 2009), the expected volatility (59%) and the expected annual dividend yield (0%) on the Company’s common stock.

Because the Company completed it’s reverse merger transaction on February 11, 2009, the volatility was calculated using the fair value of the stock at the reverse merger date through March 31, 2009.  We believe this to be the best indicator of the stock’s volatility of Helix Wind as a public company.

The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 110.

The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term. The expected volatility is derived from an industry-based index, in accordance with the calculated value method allowed under SFAS No. 123(R).

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At March 31, 2009, the Company expects all awards issued will be fully vested over the expected life of the awards.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

Weighted
Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2008	-	$-
Granted	10,751,240	0.52
Exercised	-	-
Forfeited	-	-
Options outstanding at March 31, 2009	10,751,240	$0.52

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009:

	Outstanding	Exercisable

Number of shares	10,751,240	6,053,485
Weighted average remaining contractual life	4.87	4.87
Weighted average exercise price per share	$0.52	$0.52
Aggregate intrinsic value (March 31, 2009 closing price of $2.10)	$16,986,959	$9,564,506

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of March 31, 2009 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $9,130,185 for the three months ended March 31, 2009, of which $8,969,919 was included in selling, general and administrative expenses and $160,266 was included in research and development expense.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Stock options outstanding and exercisable at March 31, 2009, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Weighted
Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average
Exercise	Options	Exercise	Life of Options	Options	Exercise
Price	Outstanding	Price	Outstanding	Exercisable	Price

$0.50-$0.55	10,751,240	$0.52	4.87 yrs	6,053,485	$0.52
	10,751,240	$0.52		6,053,485	$0.52

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $0 as no stock options were exercised.

9.  COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  As a result of the Merger on February 11, 2009, the Company had 25,681,094 shares of its common stock outstanding. Clearview Acquisition, Inc. agreed pursuant to settlement of a lawsuit originating during the year ended December 31, 2008, with Bluewater Partners as part of the Merger on February 11, 2009, to issue 11,000,000 shares of its common stock under Section 3a-10 of the Securities Act, which was an exchange of 11,000,000 free trading shares for debt and accrued interest for approximately $105,000.  The Company’s common stock outstanding at March 31, 2009 was 36,681,094. The Company also reserved 5,713,918 shares of Common Stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of the Company in connection with the Merger.  The outstanding shares of Common Stock are validly issued, fully paid and nonassessable.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office located at 1848 Commercial Street, San Diego, California, under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer, founder and a director of the Company. The lease expired on October 31, 2008, monthly rent was $200 per month for the period January 1, 2007 through February 29, 2008, and then increased to $2,000 per month for the period March 1, 2008 through October 31, 2008. The Company entered into a new lease effective November 1, 2008. The initial term of this lease for the period November 1, 2008 through October 31, 2009, specifies monthly base rent of $7,125. This lease also includes a scheduled base rent increase of 3.0% – 6.0% per year over the term of the lease based on the Consumer Price Index / All Urban Consumers – San Diego, California.

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.

The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years which calls for no increase in rent during the renewal periods.

At March 31, 2009, future minimum lease payments under noncancelable operating leases approximate $53,025 for the seven months ending October 31, 2009, expiration of the lease.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West is $16,270. The Company paid $48,810 which included past due payables and $0 in management fees to East West during the three months ended March 31, 2009 and March 31, 2008, respectively. In addition to the $24,405 included in accounts payable at March 31, 2009, the Company also has a commitment to pay East West $403,071 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $403,071 as part of its inventory and tooling when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods.

In December of 2008 we entered into a settlement agreement and release (“Settlement Agreement”) with Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage AG, and David Lillico (collectively, “Bluewater”) in order to settle a lawsuit with Bluewater originally filed in the Supreme Court of New York State, County of New York on December, 17, 2008, and subsequently moved to the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida on February 20, 2009.  In this lawsuit, Bluewater alleged that the Company failed to pay approximately $105,000 due under certain promissory notes issued to Bluewater by the Company.  Among other things, the Settlement Agreement required us to issue 11,000,000 shares of our common stock to Bluewater pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and to obtain the approval of a court with appropriate jurisdiction of the terms and conditions for such issuance after a hearing upon the fairness of such terms and conditions.  On March 25, 2009, the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida approved the terms and conditions of the issuance of the 11,000,000 shares in accordance with the Settlement Agreement and the Settlement Agreement became final.

The Company is not presently a party to any pending or threatened legal proceedings.

Executive Compensation

Employment agreements executed with two of the Company’s executives call for base salary for each executive as shown below.

●           $200,000 per annum August 1, 2008 through July 31, 2009
●           $250,000 per annum August 1, 2009 through July 31, 2010
●           $300,000 per annum August 1, 2010 through December 31, 2010

In addition to the salary shown above, each executive is entitled to a $75,000 bonus payable upon closing of the current private offering.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

11.  SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company received purchase orders from various domestic and international customers, to purchase approximately 22 wind turbines.  The Company anticipates shipping a majority of these wind turbines in the 2nd half of 2009.

On April 27, 2009, the Company received $70,000 from BlueWater Partners, S.A.  In addition, BlueWater paid certain Company liabilities totaling $25,717 in April 2009. As a result, the Company has issued two promissory notes that accrue interest at a rate of prime plus 1%.  One promissory note was issued for $45,717 and the other for $50,000.

Helix Wind filed an Amendment to its Articles of Incorporation on April 16, 2009 with the Nevada Secretary of State in order to change its name to Helix Wind, CORP (formerly Clearview Acquisitions, Inc.). The change became effective upon filing.   Helix Wind began trading under a new ticker symbol, HLXW (formerly CVAC) effective April 24th 2009, and has also received a new CUSIP number 42331P 106.

From time to time, the Company engages in discussions with other companies in the renewable energy solutions segment about strategic alliances, technology acquisition or licensing, or collaborative activities.  These relationships could potentially increase the Company’s range of product offerings in the future.

On April 20, 2009, Balfour Management Group was issued 701,802 restricted shares of the Company’s common stock for conversion of its 9% convertible note plus accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors Affecting Future Results

Helix Wind, Corp., and its wholly-owned subsidiary, Helix Wind, Inc. (collectively, “Helix Wind,”“we,” “our,” “us” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “propose,” “continue,” “predict,” “intend,” “plan” and similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

•	The factors described in Item 1A-Risk Factors in this Quarterly Report on Form 10-Q;

•	Our ability to attract and retain management and field personnel with experience in the small wind turbine industry;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and oil and gas production. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended March 31, 2009. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

The comparability of our financial information is affected by our acquisition of Helix Wind, Inc. in February of 2009. As a result of the acquisition, financial results reflect the combined entity beginning February 11, 2009. For further discussion of the acquisition see note 1 above.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results. For a discussion of some of the factors that might cause such a difference, see the Forward-Looking Statements section above or Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

Overview

Helix Wind is a small wind solutions company focused on the renewable alternative energy market.  Helix Wind’s headquarters are located in San Diego, CA

Helix Wind provides energy independence utilizing wind – a resource that never runs out.  Wind power is an abundant, renewable, emissions free energy source that can be utilized on large and small scales.  At the soul of Helix Wind lies the belief that energy self sufficiency is a responsible and proactive goal that addresses the ever-increasing consequences of legacy energy supply systems.

Plan of Operations

Helix Wind’s strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

Results of Operations – For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues

The Company generated approximately $401,000 of revenue for the three months ended March 31, 2009 from 37 units that customers had received during the first quarter 2009. The units received by customers were comprised of 12 S-322 (residential) units and 25 S-594 (commercial) units. The Company was in its development stage and did not generate any revenues from product sales for the three months ended March 31, 2008 but did record $1,500 from a feasibility study for the first quarter 2008.

Cost of Revenues

The cost of revenues of approximately $314,000 for the three months ended March 31, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers in the first quarter.  There was no revenue and therefore, not cost of revenues for the three months ended March 31, 2008.

Research and development

Cost incurred for research and development are expensed as incurred.  During the three months ended March 31, 2009 and 2008, research and development costs incurred were $358,448 and $59,031, respectively.  The increase was primarily related to the engineering and development cost incurred for product development that continued to ramp up during the current period as well as $160,266 recorded for share based payments related to stock options.

Total operating expenses

During the three months ended March 31, 2009 and 2008, total operating expenses were $10,014,603 and $267,070, respectively.  In addition to the research and development costs described above, the increase related to the selling, general and administrative expenses was approximately $9,448,116.  The increase in selling, general and administrative expenses resulted primarily from compensation to management and employees increasing by $240,000, outside services increasing by approximately $24,000 and professional fees increasing by approximately $134,000.  In addition, the increase included $9,130,185 recorded for share based payments related to stock options.

Other income and expense

The Company had other expenses for the three months ended March 31, 2009 and 2008 of $12,312,115 and $3,816 respectively.  The increase primarily resulted from interest expense recorded for the convertible and non-convertible notes of approximately $11,894,545, loss from debt extinguishment of approximately $213,000 and amortization of the convertible notes in accordance with EITF 96-19 of approximately $133,000.

Net loss

During the three months ended March 31, 2009 and 2008, the net loss was $22,239,710 and $269,386, respectively as a result of the variance described above.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, has negative working capital of approximately $827,193 excluding the derivative liability of $15,194,381 and accumulated deficit of approximately $25,050,000 at March 31, 2009.

Liquidity and Capital Resources

As of  March 31, 2009 and December 31, 2008, Helix Wind had a working capital deficit of approximately $827,193 excluding the derivative liability of $15,194,381 and $2,742,000 respectively.  The negative working capital  in 2009 results primarily from notes payable net of discount of approximately $132,000 and accounts payable of approximately $719,000 and the negative balance in 2008 results primarily from notes payable of $2,072,000 and accounts payable of $449,215.   The deficit of approximately $25,050,000 for the three months ended March 31, 2009 was comprised of approximately $198,000 for research and development, $50,000 for sales and marketing, $9,130,185 for share based payments for stock options, $11,894,545 of interest for the derivative liability for warrants, and the balance for working capital relating to general and administrative expenses.  The deficit of approximately $2,810,987 for the three months ended March 31, 2008 was comprised of approximately $59,000 for research and development and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the three months ended March 31, 2009 totaled $960,229 resulting from funding from the issuance of convertible notes payable and cash provided from financing activities at March 31, 2008 totaled $383,239 resulting from the funding  from the issuance of convertible notes payable.

Helix Wind expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need $3,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead and working capital purposes.

Helix Wind presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, Helix Wind’s operations have not been a source of liquidity. Helix Wind will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that Helix Wind will be successful in obtaining additional funding.

Helix Wind will need additional investments in order to continue operations. Additional investments are being sought, but Helix Wind cannot guarantee that it will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of Helix Wind’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if Helix Wind is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if Helix Wind issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of Helix Wind’s common stock. If additional financing is not available or is not available on acceptable terms, Helix Wind will have to curtail its operations.

On February 11, 2009, the Company exchanged existing convertible notes (12% notes) for 9% convertible notes. In addition to the stated interest rate, the exchange transaction also modified the conversion rate as well as the issuance of 5,753,918 warrants to the various convertible note holders.  The total amount of the 12% notes exchanged was $2,234,579.  This amount included principal plus accrued interest charges and other charges.   In addition, the Company issued new convertible 9% notes subsequent to February 11, 2009 for $1,065,257.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The Company exchanged 12% convertible notes of Helix Wind, Inc. for its own 9% convertible notes during the first quarter as a part of the merger transaction with Helix Wind, Inc.  The new notes are convertible into common shares of the Company’s stock at a conversion price $0.50 per share.  In addition, for each share of common stock into which such notes can convert, the noteholder received one warrant at an exercise price of $0.75.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the debt discount and those associated with the realization of long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts payable, accrued compensation, accrued other liabilities, related party payable and convertible notes payable approximated their fair values as of March 31, 2009 and December 31, 2008, due to their short-term nature.

Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2009, there have been no such losses.

Recent Accounting Pronouncements

In February 2009, the Financial Accounting Standards Board (“FASB”)  issued FASB Staff Position (“FSP”) FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2009 and therefore will apply to any business combination that we might enter into after December 27, 2008. We do not expect that the adoption of FSP FAS 141R-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ending on June 30, 2009. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our second fiscal quarter ending on June 30, 2009. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In the first fiscal quarter ended March 31, 2009, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to our business.

In December of 2008 we entered into a settlement agreement and release (“Settlement Agreement”) with Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage AG, and David Lillico (collectively, “Bluewater”) in order to settle a lawsuit with Bluewater originally filed in the Supreme Court of New York State, County of New York on December, 17, 2008, and subsequently moved to the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida on February 20, 2009.  In this lawsuit, Bluewater alleged that the Company failed to pay approximately $96,000 due under certain promissory notes issued to Bluewater by the Company.  Among other things, the Settlement Agreement required us to issue 11,000,000 shares of our common stock to Bluewater pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and to obtain the approval of a court with appropriate jurisdiction of the terms and conditions for such issuance after a hearing upon the fairness of such terms and conditions.  On March 25, 2009, the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida approved the terms and conditions of the issuance of the 11,000,000 shares in accordance with the Settlement Agreement and the Settlement Agreement became final.

Item 1a. Risk Factors.

Risks Related to the Business and Financial Condition

Our auditors have expressed substantial doubt about our ability to continue as a “going concern.”  Accordingly, there is significant doubt about our ability to continue as a going concern.

Our business began recording revenues in first quarter 2009 and we may never become profitable. As of March 31, 2009, we had an accumulated deficit of approximately $25,050,000 and a negative working capital of $827,193 excluding the derivative liability of $15,194,381. A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2008.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot achieve status as a “going concern”, you may lose your entire investment in us.

We do not have sufficient cash on hand. If we do not generate sufficient revenues from sales among other factors, we will be unable to continue our operations.

We estimate that within the next 12 months we will need $3,000,000 for operations, and we do not have sufficient cash on hand to meet this requirement. We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate enough operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a limited operating history and if we are not successful in continuing to grow the business, then we may have to scale back or even cease ongoing business operations.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to sign customer contracts or operate on a profitable basis. As we are in the development stage, potential investors should be aware of the difficulties normally encountered in commercializing the product. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We anticipate that we will require up to approximately $3,000,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy.  We currently do not have any contracts or commitments for additional financing.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Because we are small and do not have much capital, we may have to limit business activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our business activity. As such we may not be able to complete the sales and marketing efforts required to drive our sales. In that event, if we cannot generate revenues, you will lose your investment.

If we are unable to continue to retain the services of Messrs. Ian Gardner, or Scott Weinbrandt, or if we are unable to successfully recruit qualified managerial and company personnel having experience in the small wind turbine industry, we may not be able to continue operations.

Our success depends to a significant extent upon the continued services of Mr. Ian Gardner, CEO, and Mr. Scott Weinbrandt, Chairman and President. The loss of the services of Messrs. Gardner or Weinbrandt could have a material adverse effect on our growth, revenues, and prospective business. Both of these individuals are committed to devoting substantially all of their time and energy to us through their respective employment agreements. Any of these employees could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our wind turbines, and we may face challenges hiring and retaining these types of employees.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the small wind turbine business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We are a new entrant into the small wind turbine industry without profitable operating history.

As of March 31, 2009, we had an accumulated deficit of approximately $25,050,697.  We expect to derive our future revenues from sales of our systems, however, these revenues are highly uncertain.  We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

If we are unable to successfully achieve broad market acceptance of our systems, we may not be able to generate enough revenues in the future to achieve or sustain profitability.

We are dependent on the successful commercialization of our systems.  The market for small wind turbines is at an early stage of development.  The market for our systems is unproven.  The technology may not gain adequate commercial acceptance or success for our business plan to succeed.

If we cannot establish and maintain relationships with distributors, we may not be able to increase revenues.

In order to increase our revenues and successfully commercialize our systems, we must establish and maintain relationships with our existing and potential distributors.  A reduction, delay or cancellation of orders from one or more significant customers could significantly reduce our revenues and could damage our reputation among our current and potential customers.  We currently have approximately 33 signed distribution agreements throughout the United States and international locations, however, the agreements have no termination penalties.

If we can not assemble a large number of our systems, we may not meet anticipated market demand or we may not meet our product commercialization schedule.

To be successful, we will have to assemble our systems in large quantities at acceptable costs while preserving high product quality and reliability.  If we cannot maintain high product quality on a large scale, our business will be adversely affected.  We may encounter difficulties in scaling up production of our systems, including problems with the supply of key components,  even if we are successful in developing our assembly capability, we do not know whether we will do so in time to meet our product commercialization schedule or satisfy the requirements of our customers.  In addition, product enhancements have been implemented to various components of the platform to provide better overall strength and uptime in high wind regimes.  The system is now rated to support 100 mph sustained winds.  These enhancements may also delay production by requiring additional manufacturing changes to support.

If we are unable to raise sufficient capital, we may not be able to pay our key suppliers.

Our ability to pay key suppliers on time will allow us to effectively manage our business.  Currently we have a large outstanding liability with our product manufacturer that may inhibit  us  from receiving additional units at this time.  The manufacturer continues to manufacture product in anticipation of receiving payment from us which would allow order fulfillment to continue.

If we experience quality control problems or supplier shortages from component suppliers, our revenues and profit margins may suffer.

Our dependence on third-party suppliers for components of our systems involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules.  Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our customer relationships, revenues and profit margins.

International expansion will subject us to risks associated with international operations that could increase our costs and decrease our profit margins.

International operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

-reduced protection of intellectual property rights;

-changes in foreign currency exchange rates;

-changes in a specific country’s economic conditions;

-trade protective measures and import or export requirements or other restrictive actions by foreign governments; and

-changes in tax laws.

If we cannot effectively manage our internal growth, our business prospects, revenues and profit margins may suffer.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits.  We expect that we will need to significantly expand our operations to successfully implement our business strategy.  As we add marketing, sales and build our infrastructure, we expect that our operating expenses and capital requirements will increase.  To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures.  In addition, we must effectively expand, train and manage our employee base.  If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

Our technology competes against other small wind turbine technologies.  Competition in our market may result in pricing pressures, reduced margins or the inability of our systems to achieve market acceptance.

We compete against several companies seeking to address the small wind turbine market.  We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance.  The current level of market penetration for small wind turbines is relatively low and as the market increases, we expect competition to grow significantly.  Our competition may have significantly more capital than we do and as a result, they may be able to devote greater resources to take advantage of acquisition or other opportunities more readily.

Our inability to protect our patents and proprietary rights in the United States and foreign countries could materially adversely affect our business prospects and competitive position.

Our success depends on our ability to obtain and maintain patent and other proprietary-right protection for our technology and systems in the United Stated and other countries.  If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights.

If we cannot effectively increase and enhance our sales and marketing capabilities, we may not be able to increase our revenues.

We need to further develop our sales and marketing capabilities to support our commercialization efforts.  If we fail to increase and enhance our marketing and sales force, we may not be able to enter new or existing markets.  Failure to recruit, train and retain new sales personnel, or the inability of our new sales personnel to effectively market and sell our systems, could impair our ability to gain market acceptance of our systems.

If we encounter unforeseen problems with our current technology offering, it may inhibit our sales and early adoption of our product.

We are in the process of shipping our first production units and any unforeseen problems relating to the units operating effectively could have a negative impact on adoption, future shipments and our operating results.

Our officers have little experience in managing a public company, which increases the risk that we will be unable to establish and maintain all required disclosure controls and procedures and internal controls over financial reporting and meet the public reporting and the financial requirements for our business.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. Although our officers have substantial business experience, they have little experience in managing a public company. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because our officers have little prior experience with the management of a public company, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Risks Related to Common Stock

There is a significant risk of our common shareholders being diluted as a result of our outstanding convertible securities.

Although we currently have 36,681,094  shares of common stock issued and outstanding as of March 31, 2009, if all our outstanding options, warrants and convertible notes were exercised and converted, we would have 62,918,249 shares of common stock issued and outstanding.   Accordingly, a common shareholder has a significant risk of having its interest in our company being significantly diluted.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation authorize the issuance of 1,755,000,000 shares of common stock, $.0001 par value per share and 5,000,000 shares of preferred stock, $.0001 par value per share.   As of March 31, 2009, we had 36,681,094 shares of common stock outstanding; outstanding convertible notes which are convertible into 7,886,244 shares of common stock; and warrants which are exercisable into a total of $7,599,672 shares of common stock.

Because we have available a significant number of authorized shares of common stock, we may issue additional shares for a variety of reasons which will have a dilutive effect on our shareholders and on your investment, resulting in reduced ownership and in our company and decreased voting power, or may result in a change of control.

Our board of directors has the authority to issue additional shares of common stock up to the authorized amount stated in our Articles of Incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the company.

Additional financings may dilute the holdings of our current shareholders.

In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

There is currently a limited public market for our common stock.  Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There has been a limited public market for our common stock and an active public market for our common stock may not develop.  Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

“Penny Stock” rules may make buying or selling our common stock difficult.

If the market price for our common stock is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As part of the merger transaction completed on February 11, 2009, we issued $650,000 worth of 9% Convertible Notes and Warrants to purchase 1,300,000 shares of common stock in an issuance pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2) of the Securities Act.

Also in February 2009, we issued $115,257 worth of 9% Convertible Notes and Warrants to purchase 230,514 shares of common stock in an issuance pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2) of the Securities Act.

On March 31, 2009, we issued $300,000 worth of 9% Convertible Notes and Warrants to purchase 600,000 shares of common stock in an issuance pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2) of the Securities Act.

On April 17, 2009, we issued 11,000,000 shares of our common stock to Bluewater in connection with the Settlement Agreement approved by the court on March 25, 2009.  The consideration received by the Company for the issuance of the 11,000,000 shares of common stock was the settlement of the lawsuit instituted by Bluewater and release of Bluewater’s claims to a debt of approximately $105,000.  The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by  Section 3(a)(10) of the Securities Act .

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 11, 2009, we received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 20,546,083  (representing 80.000%) of the issued and outstanding shares of our Common Stock. The Written Consent adopted the following resolutions, which authorized us to amend our Articles of Incorporation for the purpose of changing our name from “Clearview Acquisitions, Inc.” to “Helix Wind, Corp.” The effective date of the name change was April 16, 2009.

Item 5. Other Information.

On April 17,, 2009, we issued 11,000,000 shares of our common stock to Bluewater in connection with the Settlement Agreement approved by the court on March 25, 2009.  The consideration received by the Company for the issuance of the 11,000,000 shares of common stock was the settlement of the lawsuit instituted by Bluewater and release of Bluewater’s claims to a debt of approximately $105,000.  The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by  Section 3(a)(10) of the Securities Act .

Item 6. Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
2.1
Agreement dated as of January 28, 2009, by and among Helix Wind, Corp. (formerly Clearview Acquisitions, Inc.), Helix Wind Acquisition Corp. and Helix Wind, Inc., incorporated by reference from Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on January 28, 2009 (File No. 000-52107).

3.1*	Articles of Incorporation of Helix Wind, Corp., as amended.

3.2	Bylaws of Helix Wind, Corp., incorporated herein by reference to Exhibit 3.2 to Helix Wind, Corp.'s Registration Statement on Form SB-2 2 filed on June 1, 2006 (File No. 333-134648).

4.1	Form of 9% Convertible Note, incorporated by reference from Exhibit 10.6 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

4.2
Form of Registration Rights Agreement among Helix Wind, Corp. and the investors signatory thereto in the 9% Convertible Note offering, incorporated by reference from Exhibit 4.1  to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

4.3	Form of Warrant for the 9% Convertible Note offering, incorporated by reference from Exhibit 4.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

4.4
Convertible Promissory Note dated March 31, 2009, issued by Helix Wind, Corp to Whalehaven Capital Fund Limited, incorporated by reference from Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on April 3, 2009 (File No. 000-52107).

4.5
Common Stock Purchase Warrant dated March 31, 2009, issued by Helix Wind, Corp to Whalehaven Capital Fund Limited, incorporated by reference from Exhibit 4.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on April 3, 2009 (File No. 000-52107).

10.1
Helix Wind, Corp. Share Employee Incentive Stock Option Plan, incorporated by reference from Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.2
Form of Lock-Up Letter delivered to Helix Wind, Corp. by each of Ian Gardner, Scott Weinbrandt, Kevin Claudio, Paul Ward and Steve Polaski, incorporated by reference from Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.3
Employment Agreement, dated as of June 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Ian Gardner, incorporated by reference from Exhibit 10.3 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.4
Employment Agreement, dated as of June 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Scott Weinbrandt, incorporated by reference from Exhibit 10.4 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.5
Employment Agreement, dated as of December 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Kevin Claudio, incorporated by reference from Exhibit 10.5 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

Exhibit No.	Description
10.6
Board of Directors Service and Indemnification Agreement dated as of March 12, 2008, by and between Helix Wind, Inc. and Ian Gardner, as amended March 13, 2008, incorporated by reference from Exhibit 10.7 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.7
Board of Directors Service and Indemnification Agreement dated as of March 13, 2008, by and between Helix Wind, Inc. and Scott Weinbrandt, as amended March 13, 2008, incorporated by reference from Exhibit 10.8 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.8
Lease dated September 19, 2008, between Helix Wind, Inc. and Brer Ventures, LLC, incorporated by reference from Exhibit 10.9 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.9
Assignment and Assumption Agreement dated February 11, 2009, by and between Helix Wind, Inc., and Helix Wind, Corp., incorporated by reference from Exhibit 10.10 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

10.10
Subscription Agreement dated March 31, 2009, between Helix Wind, Corp. and Whalehaven Capital Fund Limited, incorporated by reference from Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on April 3, 2009 (File No. 000-52107).

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX WIND, CORP.

By:	/s/ Kevin Claudio
Kevin Claudio
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Date: May 20, 2009