Form 10-Q
period 2009-06-30
Helix Wind, Corp.
filed 2009-08-14
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

(Former Name,Former Address and Former Fiscal Year, if Changed Since Last Report.)

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

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended June 30, 2009

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Shareholders’ Deficit	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4T. Controls and Procedures.	35
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 6. Exhibits.	37

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

	June 30, 2009(Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$190,479	$5,980
Accounts Receivable	33,762	-
Related party receivable	3,356	3,356
Inventory	371,505	213,085
Prepaid inventory	-	193,010
Prepaid NRE tooling	-	21,734
Prepaid expenses and other expenses	22,938	51,592
	622,040	488,757

EQUIPMENT , net	428,267	187,517
PATENTS	18,928	18,928

Total assets	$1,069,235	$695,202

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$657,294	$449,215
Accrued compensation	136,934	149,094
Accrued interest	149,155	142,844
Other accrued liabilities	5,901	11,936
Accrued taxes	9,658	10,156
Deferred revenue	255,156	373,598
Related party payable	-	22,433
Short term debt	533,082	-
Convertible notes payable to related party, net of discount	9,298	567,633
Convertible notes payable, net of discount	123,539	1,504,180
Derivative liability	27,702,516	-
	29,582,533	3,231,089
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 37,434,726 and 20,546,083 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively (1)	3,744	2,055
Additional paid in capital (1)	11,357,548	273,045
Accumulated deficit	(39,874,590)	(2,810,987)

Total shareholders’ deficit	(28,513,298)	(2,535,887)
Total liabilities and shareholders’ deficit	$1,069,235	$695,202

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES	$140,991	$1,500	$542,368	$3,000

COST OF SALES	112,094	-	426,463	-

GROSS MARGIN	28,897	1,500	115,905	3,000

OPERATING COSTS AND EXPENSES
Research and development	252,177	77,913	610,625	136,944
Selling, general and administrative	2,521,070	307,582	12,177,225	515,621

LOSS FROM OPERATIONS	(2,744,350)	(383,995)	(12,671,945)	(649,565)
	-	-		-
OTHER EXPENSES
Interest expense	(91,284)	(30,090)	(295,588)	(33,906)
Loss on debt extinguishment	-	-	(213,266)	-
Change in fair value of derivative liability	(11,988,259)	-	(23,882,804)	-
Total other expenses	(12,079,543)	(30,090)	(24,391,658)	(33,906)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(14,823,893)	$(414,085)	$(37,063,603)	$(683,471)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(14,823,893)	$(414,085)	$(37,063,603)	$(683,471)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.42)	$(0.02)	$(1.26)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC and DILUTED (2)	35,295,888	20,546,083	29,318,849	20,546,083

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE–December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)

Stock issued upon reverse merger	16,135,011	1,614	(68,028)	−	(66,414)

Share based payments	−	−	9,130,185	−	9,130,185

Net loss	−	−	−	(22,239,710)	(22,239,710)

BALANCE – March 31, 2009	36,681,094	$3,669	$9,335,202	$(25,050,697)	$(15,711,826)

Stock issued upon note conversion	753,632	$75	375,158	-	375,233

Share based payments	-	-	1,647,188	-	1,647,188

Net loss	-	-	-	(14,823,893)	(14,823,893)

BALANCE – June 30, 2009	37,434,726	3,744	11,357,548	(39,874,590)	(28,513,298)

(1)
The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

OPERATING ACTIVITIES
Net loss	$(37,063,603)	$(269,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,350	120
Amortization of debt discount	132,837	-
Stock based compensation	10,777,373	-
Change in fair value of derivative warrant liability	9,236,381	-
Interest in connection with derivative liability	14,646,423	-
Loss on debt extinguishment	211,911	-
Note in lieu of expenses incurred on behalf of the Company	25,717	-
Changes in operating assets and liabilities:
Accounts Receivable	(33,762)	-
Inventory	34,590	-
Prepaid NRE tooling	21,734	-
Other current assets	28,654	5,100
Accounts payable	262,554	(42,133)
Accrued compensation	(12,160)	(65,333)
Accrued interest	154,533	5,121
Related party payable	(22,433)	8,517
Deferred revenue	(118,442)	1,000
Accrued taxes	(498)	-
Accrued liabilities	(6,895)	(35,718)
Net cash used in operating activities	(1,666,736)	(392,712)

INVESTING ACTIVITIES
Purchase of equipment	(299,100)	(2,870)
Net cash used in investing activities	(299,100)	(2,870)

FINANCING ACTIVITIES
Bank overdraft	-	9,934
Cash received from reverse merger	270,229	-
Proceeds from convertible notes payable	1,560,106	383,239
Proceeds from short term notes payable	395,000	-
Principal payments on short term notes payable	(75,000)	-
Net cash provided by financing activities	2,150,335	393,173

Net increase (decrease) in cash	184,499	(2,409)

Cash – beginning of period	5,980	2,409

Cash – end of period	$190,479	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to non-convertible short term debt	$187,365	$-
Exchange of convertible notes payable in lieu of related party payable	$90,257	$-
Derivative liability on warrants issued with convertible notes payable	$4,194,944	$-
Conversion of accrued interest to convertible notes payable	$148,223	$-
Common stock issued upon reverse merger	$1,614	$-
Net liabilities assumed in reverse merger	$66,414	$-
Common stock issued for note conversion	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.	ORGANIZATION

Helix Wind, Corp. (“Helix Wind”) (formerly Clearview Acquisitions, Inc.) was incorporated under the laws of the State of Nevada on January 10, 2006 (Inception) and has its headquarters located in San Diego, California.  Helix Wind was originally named Terrapin Enterprises, Inc. On December 6, 2006, Helix Wind merged its newly-formed wholly-owned subsidiary, Black Sea Oil, Inc., into itself and changed its corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006.  On November 14, 2008, Helix Wind changed its name from Black Sea Oil, Inc. to Clearview Acquisitions, Inc. pursuant to Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada.  On February 11, 2009, Helix Wind’s wholly-owned subsidiary, Helix Wind Acquisition Corp. was merged with and into Helix Wind, Inc. (“Subsidiary”), which survived and became Helix Wind’s wholly-owned subsidiary (the “Merger”).  On April 16, 2009, Helix Wind changed its name from Clearview Acquisitions, Inc. to Helix Wind, Corp., pursuant to an Amendment to its Articles of Incorporation filed with the Secretary of State of Nevada.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Subsidiary prior to the Merger, and Helix Wind, Corp. and the Subsidiary combined thereafter.

Helix Wind was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Helix Wind had no operations up until the Merger, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock.  The Company is now engaged through the Subsidiary in the alternative energy business offering a distributed power technology platform designed to produce electric energy from the wind. Subsidiary was primarily engaged in the research and development of its proprietary products until the third quarter of the year ended December 31, 2008, when it began selling its products.  The Company has commenced the outsourcing process to manufacture its products and has begun to receive purchase orders from customers. The Company utilizes two distinct distribution channels to market and sell its products:( i) direct sales to end users and installers and( ii) indirect or channel sales with resellers domestically and internationally.

Helix Wind is authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. On November 3, 2008, Helix Wind (formerly Clearview Acquisitions, Inc.) effected a reverse stock split (the “Stock Split”), as a result of which each 1,000 shares of Helix Wind’s common stock then issued and outstanding was converted into one share of Helix Wind’s common stock.

Immediately prior to the Merger, Helix Wind had 5,135,011 shares of its common stock issued and outstanding. In connection with the Merger, Helix Wind issued 20,546,083 shares of its common stock in exchange for the issued and outstanding shares of common stock of the Subsidiary. Included in the Merger recapitalization of Helix Wind there were 11,000,000 shares of its common stock issued pursuant to the settlement of the dispute described in the Company’s Form 8-K filed December 22, 2008 with Securities and Exchange Commission (“SEC”). Helix Wind also reserved 5,753,917 shares of its common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of Helix Wind in connection with the Merger.  In second quarter of 2009, Helix Wind issued 753,632 shares of its common stock upon conversion of certain convertible notes of Subsidiary.  At June 30, 2009, there were 37,434,726 shares of Helix Wind’s common stock issued and outstanding.  During the second quarter of 2009, Helix Wind also granted 300,000 stock options to a new Board of Directors increasing the total number of stock options granted to 11,051,240, of the 13,700,000 stock options available under its stock option plan.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Merger Accounting

Since former Subsidiary security holders owned, after the Merger, approximately 80% of Helix Wind’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Subsidiary, Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Helix Wind (formerly Clearview Acquisitions, Inc.) prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received cash of $270,229 and assumed net liabilities of $66,414.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. We evaluated events and transactions after June 30, 2009 and before the date the financial statements were issued, for potential recognition or disclosure in the financial statements, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”) (discussed further in the “Significant Recent  Accounting Pronouncements” below). In connection with preparing the accompanying unaudited condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2009, management evaluated subsequent events through August 14, 2009 which is the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s Current Report on Form 8-K filed on March 31, 2009 with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $39,874,590 at June 30, 2009, recurring losses from operations and negative cash flow from operating activities from inception to June 30, 2009 of $12,671,945 and 1,666,736, respectively, for the six months ended June 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2008 and the first six months of 2009, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment. Management believes that they did not require an allowance for doubtful accounts, as there are no customer accounts with material collection risk at June 30, 2009 and December 31, 2008. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. The Company did not expend any funds for the six months ended June 30, 2009 for the purpose of developing patents. No amortization has been taken on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At June 30, 2009 and December 31, 2008, inventory at various suppliers or at the Company totaled $371,505 and $213,085, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not completed consisting of prepaid inventory.  There was no prepaid inventory at June 30, 2009 as all inventory had been paid for and completed, but the Company had prepaid inventory of $193,010 at December 31, 2008.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at June 30, 2009 or during 2008.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of June 30, 2009 and December 31, 2008 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of June 30, 2009 and December 31, 2008 is recognized as a prepaid asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Advertising

The Company expenses advertising costs as incurred. During the six months ended June 30, 2009 and 2008, the Company incurred and expensed approximately $29,790 and $10,223, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the six months ended June 30, 2009 and 2008, research and development costs incurred were $610,625 and $136,944, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company had received purchase orders from various domestic and international customers to purchase approximately 85 wind turbines and the Company has shipped 53 units as of June 30, 2009. The Company had deferred revenue of $255,156 and $373,598 as of June 30, 2009 and December 31, 2008, respectively, relating to the deposit received for the unshipped units.

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

Derivative Liabilities and Classification

We evaluate free-standing instruments (or embedded derivatives) indexed to its common stock to properly classify such instruments within equity or as liabilities in our financial statements, pursuant to the requirements of the EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," EITF Issue No. 01-06, "THE MEANING OF INDEXED TO A COMPANY'S OWN STOCK," FSP EITF Issue No. 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," and SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. Accordingly, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Registration Payment Arrangement

We account for our liquidated damages on registration rights agreements in accordance with FASB Staff Position EITF Issue No. 00-19-2 "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). Pursuant to SFAS No. 5, a liability related to potential liquidated damages if such damages were determined to be both probable and reasonably estimable. There was no liability related to potential liquidated damages booked as of June 30, 2009 or December, 31, 2008.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of June 30, 2009 and 2008, all potentially dilutive common stock equivalents amount to 28,845,016 and 0 respectively.

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
June 30, 2009
(Unaudited)

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

FSP APB 14-1 requires that both the equity component (the conversion feature) and liability component of convertible debt within its scope be separately accounted for at estimated fair value in order to reflect the entity’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying value must be amortized to interest cost using the interest method described in APB Opinion No. 21 Interest on Receivables and Payables. The equity component is not re-measured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. FSP APB 14-1 also provides guidance on de-recognition as it relates to modifications, exchanges and induced conversions of debt instruments within its scope. This FSP is effective for financial instruments issued during fiscal years beginning after December 15, 2008, and interim periods within those years; early adoption is not permitted. However, FSP APB 14-1 must be applied retrospectively to all periods presented, and thus may impact instruments within its scope that were outstanding at any time during such prior periods. Adoption of the FSP APB 14-1 did not have a material effect on the Company’s interim financial statements for the quarter ended June 30, 2009.

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
June 30, 2009
(Unaudited)

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

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). The Company adopted the provisions of EITF No. 07-5 during the first quarter of 2009, the impact of the adoption of EITF 07-5 is described in note 6..

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

In February 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2009 and therefore will apply to any business combination that we might enter into after December 31, 2008. The Company adopted the provision of FSP FAS 141R-1 which did not have a material impact on our financial position, results of operations and cash flows for the quarter ended June 30, 2009..

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ended on June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial position, consolidated results of operations or consolidated cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FSP FAS 157-4 in our second fiscal quarter ended on June 30, 2009 without any impact on our consolidated financial position, consolidated results of operations or consolidated cash flows.

In May 2009, the FASB issued SFAS 165 which established general standards for accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times. Based on current SEC requirements, we will be required to have our auditor attest to internal controls over financial reporting in our fiscal year ending December 31, 2009.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

3.	RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At June 30, 2009 and December 31, 2008, the Company had a related party payable to Lab4Less, LLC, uncollateralized, bearing no interest, payable on demand in the amount of $0 and $22,433, respectively.  The CEO and director of the Company was also a 50% owner of Lab4Less, LLC at the time the transaction was entered into.

4.	EQUIPMENT

Equipment consisted of the following as of June 30, 2009 and December 31, 2008:

	2009	2008

Equipment	$37,989	$27,409
NRE tooling	388,446	124,287
Test facility	77,445	56,856
Leasehold improvements	6,524	2,752
Web site development costs	13,566	13,566
	523,970	224,870
Accumulated depreciation	(95,703)	(37,353)

	$428,267	$187,517

5.	DEBT

Short Term Debt

Short term debt was $533,082 and 0 as of June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, short term debt represents a Subsidiary 12% related party note totaling $115,365 and two non-related party Subsidiary 12% note holders totaling $72,000 that elected not to convert as part of the note exchange offered with the Merger. In addition, short term debt includes $245,717 and $100,000 received from two non-related parties in the second quarter of 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at June 30, 2009) plus 1%.

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $3,819,712 and $2,071,813, as of June 30, 2009 and December 31, 2008, respectively, as described below.  In connection with the convertible notes payable issued during the six months ended June 30, 2009, the Company issued an aggregate of  9,403,888 warrants. All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	2,209,347	(2,110,032)	90,017	9,298
Reverse Merger Notes	300,000	(271,114)	28,886	-
New Convertible Notes	1,235,365	(1,234,065)	1,300	-
Other Convertible Notes	75,000	(71,664)	3,336	-
	3,819,712	(3,686,875)	123,539	9,298

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

On February 11, 2009, in connection with and as part of the Merger, the Company exchanged existing convertible notes (“12% notes”) for 9% convertible notes ( the “Exchange Notes”). Prior to the Merger, the total amount of the 12% notes exchanged was $2,234,579.  This amount included principal of $1,874,448 plus accrued interest charges of $146,866 and other premiums of $213,265.  The Exchange Notes had a principal amount at June 30, 2009, of $2,209,347, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Exchange Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder. In addition to the stated interest rate; the exchange transaction also modified the conversion rate as well as the issuance of 5,469,158 warrants to the various convertible note holders, the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

For accounting purposes, the Company analyzed the conversion of the Exchange Notes  under the guidance of EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, EITF 06-6 “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments”.  Based on the guidance referred to above, the Company concluded that the changes in the note agreements, conversion feature and warrants were considered substantive and accordingly the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.   As such, the Company recorded a loss on extinguishment of debt of approximately $213,000 which is recorded in other expenses as interest expense in the accompanying condensed consolidated statements of operations, during the six months ended June 30, 2009.

The Company initially recorded a discount to the Exchange Notes of $2,234,579. The Company amortized $99,315 of debt discount (including $25,232 that was amortized upon conversion of a note as described in notes 6 and 9 below) using the effective interest method during the six months ended June 30, 2009 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders (“Reverse Merger Notes”).  The Reverse Merger Notes had a principal amount at June 30, 2009, of $300,000 (after the conversion of $350,000 into the Company’s common stock as described in notes 6 and 9 below), bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Reverse Merger Notes required no payment of principal or interest during the term and may be converted to the Company’s common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 1,300,000 warrants to the various note holders, the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company has initially recorded a debt discount to the Reverse Merger Notes in the amount of $650,000,  The Company amortized $378,886 of debt discount (including $350,000 that was amortized upon conversion of a note as described in Notes 6 and 9 below) using the effective interest method during the six months ended June 30, 2009 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

New Convertible Notes-Convertible Notes Payable, net of discount

During the six months ended June 30, 2009, the Company also issued additional convertible notes payable in the amount of $1,235, 365 (“New Convertible Notes”).  The New Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 2,484,730 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount in the amount of $1,235,365.  The Company amortized $1,300 of debt discount using the effective interest method during the six months ended June 30, 2009 included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

Other Convertible Notes-Convertible Notes Payable, net of discount
On February 11, 2009 upon completion of the Merger, the Company also issued $25,000 of related party convertible notes and $50,000 of non-related party convertible notes in exchange for equipment and inventory (“Other Convertible Notes”) for a total of $75,000.  The Other Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, require no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 150,000 warrants to the various note holders The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount in the amount of $75,000.  The Company amortized $3,336 using the effective interest method during the six months ended June 30, 2009, included in other expenses as interest expense in the accompanying condensed consolidated statements of operations.

At June 30, 2009, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $23,882,804.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions; expected life of three to five years; risk free interest rate of (1.67% - 2.95%); volatility of (59% - 75%) and expected dividend yield of zero.

6.	DERIVATIVE LIABILITIES

As described in Note 5, the Company issued financial instruments in the form of warrants and convertible notes payable with conversion features.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The conversion features of both the convertible notes payable and warrants were analyzed under SFAS 133.  Under this guidance, bifurcation of the conversion option from the host contract and accounting for it separately as a derivative may be necessary if (i) the conversion feature is not clearly and closely related to the host contract (ii) the hybrid instrument is not accounted for at fair value and (iii) a separate instrument with the same terms as the embedded instrument would qualify as a derivative instrument and be subject to the requirements of SFAS 133.  The Company notes these criteria were met.

SFAS 133, paragraph 11(a) specifies that if a contract is (i) indexed to the Company’s own stock and (ii) would be classified in shareholders’ equity if it were a free standing instrument, the conversion option would be excluded from the scope of this guidance.  To determine if the conversion option was indexed to the Company’s own stock, the Company applied EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”.  The Company applied the two step approach as defined by EITF 07-5.  In assessing step 2, evaluating the conversion instrument’s settlement provisions, the Company concluded that, pursuant to the guidance, the anti-dilution provision or re-set provision met the criteria of EITF 07-5.

Pursuant to SFAS 133, derivative instruments shall be recognized as either assets or liabilities, depending on the rights or obligations under the contract.  Based on the terms of the host contract, the Company has determined that this clearly meets the definition of a derivative liability due to the contracts obligations.  Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.

The initial value of the derivative liability for the embedded conversion feature was $4,194,944 and the derivative liability for the warrants was $14,646,422.

During the six months ended June 30, 2009, $375,232 of convertible notes payable were converted into common stock of the Company.  The derivative liability at June 30, 2009 was reduced based on the related conversion.

During the six months ended June 30, 2009, we recognized a charge to interest expense of $7,953,621 based on the change in fair value of the warrant derivative liability in the accompanying condensed consolidated statement of operations.  The value of the warrant derivative liability was $27,702,516 at June 30, 2009.

These derivative liabilities have been measured in accordance with SFAS 157, “Fair Value Measurements”.  The valuation assumptions are classified within Level 1 inputs.  The following table represents the Company’s derivative liability activity:

December 31, 2008	$	---
Issuance of derivative financial instruments		13,911,621
Mark-to-market adjustment to fair value at March 31, 2009		1,282,760
March 31, 2009		$15,194,381
Issuance of derivative financial instruments		4,929,746
Conversion of derivative financial instrument		(375,232)
Mark-to-market adjustment to fair value at June 30, 2009		7,953,621
June 30, 2009		$27,702,516

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of June 30, 2009:

June 30, 2009
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.67% to 2.95%

7.	INCOME TAXES

The Company’s method of accounting for income taxes is the asset and liability approach required by SFAS 109,Accounting for Income Taxes. There was no income tax expense recorded for the six months ended June 30, 2009 or year ended December 31, 2008, due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

We made no provision for income taxes for the six months ended June 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2009, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

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

On February 9, 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan authorizing the Board of Directors or a committee to issue options exercisable for up to an aggregate of 13,700,000 shares of common stock. Currently there were 11,051,240 options granted during the six-month period ended June 30, 2009, at an exercise prices ranging from $0.50 to $2.70 per share. The Company's Share Employee Incentive Stock Option Plan was approved by the shareholders of the Company and the definitive Schedule 14C Information Statement was filed with the SEC on July 14, 2009.

The Company estimates the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Three and six Months Ended
June 30, 2009
Annual dividends	0
Expected volatility	59%
Risk-free interest rate	1.7%
Expected life	5 years

Because the Company completed a reverse merger transaction on February 11, 2009, the volatility was calculated using the fair value of the stock at the reverse merger date through June 30, 2009.  We believe this to be the best indicator of the stock’s volatility of Helix Wind as a public company.

The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 110.

The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term. The expected volatility is derived from our historical prices (from February 11, 2009, which is the date of the Merger to the date of each grant).

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At June 30, 2009, the Company expects all awards issued will be fully vested over the expected life of the awards.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

Weighted
Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2008	-	$-
Granted	11,051,240	0.57
Exercised	-	-
Forfeited	-	-
Options outstanding at June 30, 2009	11,051,240	$0.57

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009:

	Outstanding	Exercisable

Number of shares	11,051,240	7,134,565
Weighted average remaining contractual life	4.63	4.62
Weighted average exercise price per share	$0.57	$0.54
Aggregate intrinsic value (June 30, 2009 closing price of $3.01)	$26,915,925	$17,612,970

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of June 30, 2009 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $10,777,373 for the six months ended June 30, 2009, of which $10,528,381 was included in selling, general and administrative expenses and $248,992 was included in research and development expense.

The amount of unrecognized compensation cost related to non-vested awards at June 30, 2009 is $5,598,210.  The weighted average period in which this amount is expected to be recognized is 4.63 years.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Stock options outstanding and exercisable at June 30, 2009, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.50-$0.55	10,751,240	$0.52	4.62 yrs	7,054,292	$0.52	4.62 yrs
$2.70	300,000	$2.70	4.96 yrs	80,273	$2.70	4.96 yrs
	11,051,240	$0.57	4.63 yrs	7,134,565	$0.54	4.62 yrs

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was $0 as no stock options were exercised.

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  As a result of the Merger on February 11, 2009, the Company had 25,681,094 shares of its common stock outstanding.  Clearview Acquisition, Inc. settled a lawsuit originating during the year ended December 31, 2008, with Bluewater Partners as part of the Merger on February 11, 2009, for 11,000,000 shares of its common stock under Section 3a-10 of the Securities Act, which was an exchange of 11,000,000 free trading shares for debt and accrued interest for approximately $105,000.  In addition, two 9% convertible notes were converted into 753,632 restricted shares of the Company’s common stock during second quarter of 2009.  The Company’s common stock outstanding at June 30, 2009 was 37,434,726. The Company also reserved 5,713,918 shares of Common Stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of the Company in connection with the Merger.  The outstanding shares of Common Stock are validly issued, fully paid and nonassessable.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office located at 1848 Commercial Street, San Diego, California under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer, founder and a director of the Company. The lease expired on October 31, 2008, monthly rent was $200 per month for the period January 1, 2007 through February 29, 2008, and then increased to $2,000 per month for the period March 1, 2008 through October 31, 2008. The Company entered into a newlease effective November 1, 2008. The initial term of this lease for the period November 1, 2008 through October 31, 2009, provides for a monthly base rent of $7,125. This lease also includes a scheduled base rent increase of 3.0% – 6.0% per year over the term of the lease based on the Consumer Price Index / All Urban Consumers – San Diego, California.

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a newlease effective November 1, 2008, the rent increased to $450 per month.  The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years with no increase in rent during the renewal periods.

At June 30, 2009, future minimum lease payments under noncancelable operating leases approximate $30,300 for the four months ending October 31, 2009.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West is $16,270. The Company paid $48,810 which included past due payables and $0 in management fees to East West during the three months ended June 30, 2009 and June 30, 2008, respectively. The East West accounts payable was $8,135 at June 30, 2009 and the Company had a commitment to pay East West $189,413 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $189,413 as part of its inventory and tooling when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

In December of 2008 we entered into a settlement agreement and release (“Settlement Agreement”) with Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage AG, and David Lillico (collectively, “Bluewater”) in order to settle a lawsuit with Bluewater originally filed in the Supreme Court of New York State, County of New York on December, 17, 2008, and subsequently moved to the Circuit Court for the 15th Judicial Circuit in Palm Beach County, Florida on February 20, 2009.  In this lawsuit, Bluewater alleged that the Company failed to pay approximately $96,000 due under certain promissory notes issued to Bluewater by the Company.  Among other things, the Settlement Agreement required us to issue 11,000,000 shares of our common stock to Bluewater pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and to obtain the approval of a court with appropriate jurisdiction of the terms and conditions for such issuance after a hearing upon the fairness of such terms and conditions.  On March 25, 2009, the Circuit Court for the 15th Judicial Circuit in Palm Beach County, Florida approved the terms and conditions of the issuance of the 11,000,000 shares in accordance with the Settlement Agreement and the Settlement Agreement became final.

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

In addition to the salary shown above, each executive is entitled to a $75,000 bonus payable upon closing of the Company’s series A financing.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company received purchase orders from various domestic customers, to purchase approximately 13 wind turbines.  The Company currently anticipates shipping a majority of these wind turbines in the 4th quarter of 2009.

On July 2, 2009, the company signed a Memorandum Of Understanding (“MOU”) with Atoll Financial Group (“AFG”) regarding the structuring of an investment into the Company by AFG and its strategic partners or investors in an amount currently estimated to be ten million dollars ($10,000,000), which if effectuated, the Company believes will support corporate endeavors involved in the manufacture and sale of small wind turbines by Helix worldwide and certain strategic acquisitions.  In connection with the MOU, the Company will pay a non refundable fee of $50,000 to AFG for  appraisal, financial structuring, and negotiation services provided by AFG, $20,000 of which was paid upon signing  the MOU and $30,000 will be payable upon the closing of the financing.  The financing is subject to AFG's due diligence investigations.

On July 21, 2009, the Company closed its private placement offering of convertible notes and warrants.  An aggregate of $5,100,000 notes and 11,900,000 warrants were issued in the private placement offering.  The convertible notes carry a coupon rate of 9%, are due on March 20, 2010, and convert to common stock at a price of $0.50 per share (subject to adjustments).  The warrants have a maturity of five years, an exercise price of $0.75, and provide for cashless exercise.

On July 23, 2009, the Company signed  a Letter of Agreement with Crystal Research Associates, LLC  to write an Executive Informational Overview (EIO).  The cost of the initial extended EIO report and the four quarterly updates is $45,000 and five year warrants to purchase 150,000 shares of common stock of the Company at an exercise price of $2.96 per share the current stock price as of July 23, 2009. The cash payment is spread equally over four quarters with the first payment made upon signing of the agreement.

On August 4, 2009, the Company executed an Investor Relations and Capital Raising Agreement with RAMPartners, SA (RAMP).  Under the Agreement, RAMP will provide investor relations and capital raising consulting services to assist the Company with communicating its message to qualified international investors.  In addition to $5,000 paid upon signing the Agreement, the Company issued RAMP 50,000 shares of restricted stock.

On August 4, 2009, the Company signed a Placement Agency Agreement with Dominick & Dominick, LLC (“Dominick”) to act as the exclusive financial advisor and placement agent for offering of debt and/or equity securities of the Company in an aggregate of up to $30,000,000.  Dominick currently anticipates raising a minimum of $5,000,000 up to $30,000,000 through a “PIPE” transaction involving the sale of debt and/or equity, including warrants to institutional and accredited investors.  The Company paid a non-refundable retainer to Dominick in the amount of $20,000 upon execution of this Agreement.  The term of this Agreement will continue for a period of 12 months.

On August 6, 2009, the Company signed a media relations contract with New Millenium PR Communications (“New Millenium”) for the provision of media relations services to the Company for a 6 month period beginning August 15, 2009, for a monthly fee of $6,000.  In addition, the Company will issue New Millenium 25,000 shares of restricted common stock.

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

●	Our ability to attract and retain management and field personnel with experience in the small wind turbine industry;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to commercialize our products;

●	Product defects or malfunctions;

●	The intensity of competition; and

●	General economic conditions.

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size and revenue. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six month period ended June 30, 2009. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

Overview

Helix Wind is a small wind solutions company focused on the renewable alternative energy market.  We develop or acquire small wind products and solutions for different vertical markets worldwide.  Helix Wind is engaged in the design, manufacturing and sale of small wind vertical axis turbines designed to generate 300W, 1kW, 2.0kW, 4.0kW, and 50kW of clean renewable electricity.  Helix Wind was incorporated under the laws of the State of Nevada on January 10, 2006. The Company’s headquarters are located in San Diego, California

Helix Wind provides energy independence utilizing wind, a resource that never runs out.  Wind power is an abundant, renewable, emissions free energy source that can be utilized on large and small scales.  At the soul of Helix Wind lies the belief that energy self sufficiency is a responsible and proactive goal that addresses the ever-increasing consequences of legacy energy supply systems.

Plan of Operations

Helix Wind’s strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

Revenues

We generate substantially all of our net sales from the sale of small wind turbines. Helix Wind uses a mix of a direct and indirect distribution model.  Direct sales personnel are employed to offer extra coverage of the United States as a vast majority of our lead generation is from this area.  We continue to rollout our distribution network. Our structure is built on a non-exclusivity of territory but exclusivity of leads.  Therefore, we define a reasonable territory the distributors can cover from a sales and service point of view. We demand no reselling of our products as well as define a retail price which must be adhered to by all distributors, as a condition of their agreement with Helix Wind. Pricing in the Euro zone is subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Distributors must adhere to the price guidelines which is based on our U.S. retail price, subject to adjustment each quarter to take into account the currency exchange on the last day of the previous quarter. Confirmation of an order is given on receipt of a signed purchase agreement with a 50% deposit in U.S. dollars.  Sales are recognized and title and risk is passed on delivery to customers in the United States and by delivery CIF to international locations. Our customers do not have extended payment terms or rights of cancellation under these contracts.  No single customer accounted for more than 18% of our revenue for the six months ended June 30, 2009.

Cost of Sales

Our cost of sales includes the cost of raw material and components such as blades, rotors, invertors, mono poles and other components.  Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers and East West, a Thailand company that manages the manufacturing and distribution of our products.  Overall, we currently expect our cost of sales per unit to decrease as we ramp production lots in the future to meet the product demands from our customers.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, distributor discounts, foreign exchange rates, and our manufacturing costs.  Another factor impacting gross profits is the ramp of production going forward.  As a result of the above, gross profits may vary from quarter to quarter and year to year.

Research and development.

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense, other selling expenses as well as share based compensation expense relating to stock options.  We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required by a public company.  Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Other Expenses

Interest expense, net of amounts capitalized, is incurred on various debt financings as well as the amount recorded for the derivative liability associated with the 9% convertible notes and warrants.  Any interest income earned on our cash, cash equivalents and marketable securities is netted in other expenses as it is immaterial.

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues

Revenue increased by $139,491 from $1,500 in the three months ended June 30, 2008 to $140,991 in the three months ended June 30, 2009, primarily as a result of shipping 10 S322 models and 5 S594 models to customers in the second quarter of 2009.  The Company was in its development stage and did not generate any revenues from product sales for the three months ended June 30, 2008 but did record $1,500 from a feasibility study for the second quarter of 2008.

Cost of Revenues

The cost of revenues of $112,094 for the three months ended June 30, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers in the second quarter of 2009.  There was no revenue and therefore, no cost of revenues for the three months ended June 30, 2008.

Gross profit

Gross profit increased by $27,397 from $1,500 in the three months ended June 30, 2008 to $28,897 in the three months ended June 30, 2009, reflecting an increase in revenue.  The Company’s first product shipments to customers occurred in 2009.  Prior to 2009, the Company was in its development stage.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense increased by $174,264 from $77,913 in the three months ended June 30, 2008 to $252,177 in the three months ended June 30, 2009, primarily as a result of the increase of $85,569 relating to product development and testing that continued to ramp during the period as well as $88,696 recorded for share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense increased by $2,213,488 from $307,582 in the three months ended June 30, 2008 to $2,521,070 in the three months ended June 30, 2009, primarily as a result of the increase of $1,558,492 recorded for share based payments related to stock options, compensation to management and employees increasing by $218,849, advertising  increasing by $23,203, professional fees increasing by  $65,003, insurance increasing by  $25,970, shipping increasing by $180,905, warranty expenses increasing by  $81,107 and various other expenses totaling $60,000.

Other expense

Other expenses increased by $12,049,453 from $30,090 in the three months ended June 30, 2008 to $12,079,543 in the three months ended June 30, 2009,as a result of interest expense recorded for the convertible and non-convertible notes of $91,284 and change in fair value of derivative liability of  $11,988,259.

Provision for income taxes

We made no provision for income taxes for the three months ended June 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

Net loss increased by $14,409,808 from $414,085 in the three months ended June 30, 2008 to $14,823,893 in the three months ended June 30, 2009, primarily as a result of the change in the fair value of the derivative liability of $11,988,259 and the recording of share based compensation of $1,647,188, both non-cash charges. The remaining amount of net loss relates to various operational and other expenses for growing existing business.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues

Revenue increased by $539,368 from $3,000 in the six months ended June 30, 2008 to $542,368 in the six months ended June 30, 2009, primarily as a result of shipping 22 S322 models and 30 S594 models to customers in the first six months of 2009.  The Company was in its development stage and did not generate any revenues from product sales for the six months ended June 30, 2008 but did record $3,000 from two feasibility studies for the first six months of 2008.

Cost of Revenues

The cost of revenues of $426,463 for the six months ended June 30, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers for the first six months of 2009.  There was no revenue from product sales and therefore, no cost of revenues for the six months ended June 30, 2008.

Gross profit

Gross profit increased by $112,905 from $3,000 in the six months ended June 30, 2008 to $115,905 in the six months ended June 30, 2009, reflecting an increase in revenue. The Company’s first product shipments to customers occurred in 2009.  Prior to 2009, the Company was in its development stage.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense increased by $473,681 from $136,944 in the six months ended June 30, 2008 to $610,625 in the six months ended June 30, 2009, primarily as a result of the increase of $224,689 relating to product development and testing that continued to ramp during the period as well as $248,992  recorded for share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense increased by $11,661,604 from $515,621 in the six months ended June 30, 2008 to $12,177,225 in the six months ended June 30, 2009, primarily as a result of the increase of $10,528,381 recorded for share based payments related to stock options, compensation to management and employees increasing by $431,414, rent increasing by  $34,067, professional fees increasing by  $238,173, insurance increasing by  $42,483, shipping increasing by $194,052, supplies and office expense increasing by 50,040, advertising increasing by 13,268, warranty expenses increasing by  $81,107 and other various expenses increasing by $48,619.

Other expense

Other expenses increased by $24,357,752 from $33,906 in the six months ended June 30, 2008 to $24,391,658 in the six months ended June 30, 2009, primarily as a result of interest expense recorded for the 9% convertible and non-convertible notes of $295,588, loss on debt extinguishment of $213,266 and change in the fair value of derivative liability of $23,882,804

Provision for income taxes

We made no provision for income taxes for the six months ended June 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

The net loss increased by $36,380,132 from $683,471 in the six months ended June 30, 2008 to $37,063,603 in the six months ended June 30, 2009, primarily as a result of the change in the fair value of the derivative liability of $23,882,804, recording of share based compensation of $10,777,373, and loss on debt extinguishment of $213,266, all non-cash charges. The remaining amount of net loss relates to various operational and other expenses for growing existing business.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has negative working capital of approximately $28,960,000 and accumulated deficit of approximately $39,875,000 at June 30, 2009.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of  June 30, 2009 and December 31, 2008, Helix Wind had a working capital deficit of approximately $28,960,000 and $2,742,000 respectively.  The negative working capital in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $27,702,000, short term debt of $533,000, accounts payable of approximately $657,000 and various other accrued liabilities of $68,500 and the negative balance in 2008 results primarily from notes payable of $2,072,000, accounts payable of $449,215 and various other accrued liabilities of $220,700.   The deficit of approximately $39,875, 000 for the six months ended June 30, 2009 was comprised of approximately $252,000 for research and development, $141,000 for sales and marketing, $10,777,000 for share based compensation expense for stock options, 27,702,000 of interest relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  The deficit of approximately $2,810,987 for the six months ended June 30, 2008 was comprised of approximately $137,000 for research and development and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the six months ended June 30, 2009 totaled $2,150,334 resulting from funding from the issuance of convertible notes payable and cash provided from financing activities at June 30, 2008 totaled $393,173 resulting from the funding from the issuance of convertible notes payable.

The Company has funded its operations to date through the private offering of debt and equity securities.  Beginning in 2008 through July 21, 2009, the Company issued an aggregate of $5,100,000 in 9% convertible notes and 11,900,000 warrants.

Helix Wind expects significant capital expenditures during the next 12 months, contingent upon raising capital. We currently anticipate that we will need $4,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead, integration of acquisitions and working capital purposes.

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

On February 11, 2009, the Company exchanged existing convertible notes (12% notes) for 9% convertible notes. In addition to the stated interest rate, the exchange transaction also modified the conversion rate as well as the issuance of 5,753,918 warrants to the various convertible note holders.  The total amount of the 12% notes exchanged was $2,234,579.  This amount included principal plus accrued interest charges and other charges.   In addition, the Company issued new convertible 9% notes subsequent to February 11, 2009 for $1,960,365 as of June 30, 2009.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The Company exchanged 12% convertible notes of Helix Wind, Inc. for its own 9% convertible notes during the first quarter as a part of the merger transaction with Helix Wind, Inc.  The new notes are convertible into common shares of the Company’s stock at a conversion price $0.50 per share.  In addition, for each share of common stock into which such notes can convert, the noteholder received one warrant at an exercise price of $0.75.  In addition, subsequent to the reverse merger transaction on February 11, 2009, the Company issued new 9% convertible notes and warrants with the same terms and conditions described above.

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

Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2009, there have been no such losses.

Recent Accounting Pronouncements

See the condensed consolidated financial statements note 2. Basis of Presentation and Summary Accounting Policies – Significant Recent Accounting Pronouncements.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including the Company’s principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

The identified material weaknesses in our internal control over financial reporting relate to the following matters:

•
We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•
Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of share based payments, the valuation of warrants, and other complex debt / equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, share based payments, valuation of warrants and other equity transactions.

Our plan to remediate those material weaknesses remaining as of June 30, 2009 is as follows:

•
Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company is generating significantly more revenue, or has raised significant additional working capital. The Company is also in process of hiring consultants and employees to assist with the requirements of the Sarbanes-Oxley Act of 2002 to have management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accounting firm to attest to this report under Section 404(b).

•	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have issued unregistered securities to the following entities which have not been previously reported:

On July 17, 2009, the Company issued five-year warrants to purchase 600,000 shares of its common stock at an exercise price of $0.75 to its chief financial officer.

On August 4, 2009, the Company issued 50,000 shares of its common stock to a firm for investor relation services provided to the Company pursuant to a contract with such firm.

On August 4, 2009, the Company issued 20,000 shares of its common stock to an entity for business and financial services provided to the Company.

On August 6, 2009, the Company issued 25,000 shares of its common stock to a firm for media relation services provided to the Company pursuant to a contract with such firm.

These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Helix Wind, Corp., incorporated by reference to Exhibit 3.1 to Helix Wind Corp's., Registration Statement on Form SB-2 filed on June 1, 2006

3.2	Certificate of Amendment to Articles of Incorporation of Helix Wind, Corp., incorporated by reference to Exhibit 3.1 to Helix Wind Corp's Current Report on Form 8-K filed on April 24, 2009

3.3	Bylaws of Helix Wind, Corp., incorporated herein by reference to Exhibit 3.2 to Helix Wind, Corp.'s Registration Statement on Form SB-2 2 filed on June 1, 2006

4.1	Form of 9% Convertible Note, incorporated by reference to Exhibit 10.6 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009).

4.2
Form of Registration Rights Agreement among Helix Wind, Corp. and the investors signatory thereto in the 9% Convertible Note offering, incorporated by reference to Exhibit 4.1  to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009

4.3	Form of Warrant for the 9% Convertible Note offering, incorporated by reference to Exhibit 4.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009

4.4
Convertible Promissory Note dated March 31, 2009, issued by Helix Wind, Corp. to Whalehaven Capital Fund Limited, incorporated by reference to Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on April 3, 2009

4.5
Common Stock Purchase Warrant dated March 31, 2009, issued by Helix Wind, Corp. to Whalehaven Capital Fund Limited, incorporated by reference to Exhibit 4.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on April 3, 2009

4.6	Form of Convertible Promissory Note issued by Helix Wind, Corp., incorporated by reference to Exhibit 10.2 to Helix Wind’s Current Report on Form 8-K filed on July 15, 2009

4.7	Form of Common Stock Purchase Warrant issued by Helix Wind, Corp., incorporated by reference to Exhibit 10.3 to Helix Wind’s Current Report on Form 8-K filed on July 15, 2009

10.1
Helix Wind, Corp. Share Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

Exhibit No.	Description

10.2	Form of Subscription Agreement , incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on July 15, 2009

10.3
Joint Development Agreement, dated June 3, 2009, with CheckPoint Fluidic Systems International, Limited, , incorporated by reference to Exhibit 10.5 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 9, 2009

10.4
Service and Indemnification Agreement, dated as of June 6, 2009, between Gene Hoffman and Helix Wind, Corp., incorporated by reference to Exhibit 10.6 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 17, 2009

10.5	Letter of Intent, dated June 24, 2009, between Helix Wind, Corp. and Venco Power GmbH, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 26, 2009

10.6
Agreement, entered into on June 24, 2009, between Helix Wind, Corp. and Venco Power GmbH, incorporated by reference to Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 26, 2009

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