Form 10-K/A
period 2008-12-31
Helix Wind, Corp.
filed 2009-11-18
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 3)

———————

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 000-52107

Clearview Acquisition, Inc.
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

As of  November 18, 2009 there were 38,694,333 shares of Common Stock outstanding.

Explanatory Note

           This Form 10-K/A is being filed as Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 10, 2009, as amended by Amendment No. 1 and Amendment No. 2 to the Form 10-K, filed with the SEC on April 7, 2009 and August 14, 2009, respectively (“Original Annual Report”) for the purpose of restating the disclosure in Item 9A(T) Controls and Procedures to respond to the SEC’s comments thereto.  Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after February 10, 2009, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  However, this Form 10-K/A includes Exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 9A(T)	Controls and Procedures.

Evaluation of Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Our current management concluded that our internal control over financial reporting was ineffective as of December 31, 2008 as a result of our management consisting of one person acting as officer and director. We do not believe that this conclusion impacts aversely on shareholders since we had minimal business operations and audited financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations from our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

1

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the assessment preformed, management believes that as of December 31, 2008, our internal control over financial reporting was not effective. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2009 which related to the following matters:

•
We met the requirements to perform an assessment of internal control over financial reporting but failed to include in our Annual Report on Form 10-K, filed on February 10, 2009, our report on internal control over financial reporting as required by Item 9A(T) of Regulation S-K.

•
We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•	We have identified a lack of sufficient personnel in the accounting function due to our limited resources.

Our plan to remediate those material weaknesses by augmenting existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and to mitigate the segregation of duties issues by hiring additional personnel in our accounting department once we generate significantly more revenue, or raise significant additional working capital to be able to do so.  We plan to improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As of December 31, 2008, management’s report was not subject to attestation by our registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2009

HELIX WIND, INC.

/s/ Ian Gardner
Ian Gardner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

Name	Date	Title

/s/ Ian Gardner	November 18, 2009	Chief Executive Officer and Director
Ian Gardner		(Principal Executive Officer)

/s/ Kevin Claudio	November 18, 2009	Chief Financial Officer (Principal Financial
Kevin Claudio		Officer and Principal Accounting Officer)

/s/ Scott Weinbrandt	November 18, 2009	President, Chairman and Director
Scott Weinbrandt

/s/ Gene Hoffman	November 18, 2009	Director
Gene Hoffman

3