Form 10-Q/A
period 2009-03-31
Helix Wind, Corp.
filed 2009-11-18
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 2)
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

__________________________________________
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

Explanatory Note

This Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as amended by Amendment No.1 to the Form 10-Q filed with the SEC on August 14, 2009 (“Original Quarterly Report”), in response to the SEC’s comments thereto, for the purpose of revising the following:

•	Item-4T Controls and Procedures to indicate that our internal control over financial reporting was not effective as of March 31, 2009; and
•
Our accounting treatment, including valuation method, debt discount and expense recognition with respect to the fair value of our derivative liabilities related to the embedded conversion features in our convertible notes payable, which resulted in an additional material non-cash charge for the three months ended March 31, 2009 of approximately $7.4 million.  This charge is reported as interest expense, loss on extinguishment of debt and change in fair value of derivative liabilities in the statements of operations herein which resulted in restatement of our financial statements for the three months ended March 31, 2009, and revisions to the following notes thereto: Note 2-Basis of Presentation and Summary of Significant Accounting Policies, in Restatement and in Going Concern, Note 3-Related Party Transactions and Convertible Notes Payable to Related Parties, Note 5-Debt, Note 6-Derivative Liabilities and Note 8-Stock Based Compensation and in the following Items:  Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Other income and expense, Net Loss, Going Concern and Liquidity and Capital Resources and Item 1A - Risk Factors, in the first paragraph of the first risk factor and the seventh risk factor.

Except for the foregoing amended disclosure, this Form 10-Q/A has not been amended or updated to reflect events that occurred after May 20, 2009, the filing date of the Original Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q /A for the period ended March 31, 2009

PART I - FINANCIAL INFORMATION
HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	March 31, 2009 (Unaudited) (As restated)	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$299,872	$5,980
Accounts Receivable	36,007	-
Related party receivable	3,356	3,356
Inventory	319,927	213,085
Prepaid inventory	-	193,010
Prepaid non-recurring equipment tooling	-	21,734
Prepaid expenses and other expenses	55,982	51,592
	715,144	488,757

EQUIPMENT, net	290,820	187,517
PATENTS	18,928	18,928

Total assets	$1,024,892	$695,202

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$719,695	$449,215
Accrued compensation	146,267	149,094
Accrued interest	61,080	142,844
Other accrued liabilities	10,335	11,936
Accrued taxes	9,658	10,156
Deferred revenue	250,097	373,598
Related party payable	−	22,433
Short term debt	212,365	−
Convertible notes payable to related party, net of discount	−	567,633
Convertible notes payable, net of discount	−	1,504,180
Derivative liability	22,774,277	−
	24,183,774	3,231,089
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	−	−
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 36,681,094 and 20,546,083 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively (1)	3,669	2,055
Additional paid in capital (1)	9,335,202	273,045
Accumulated deficit	(32,497,753)	(2,810,987)

Total shareholders’ deficit	(23,158,882)	(2,535,887)
Total liabilities and shareholders’ deficit	$1,024,892	$695,202

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2009 (As restated)		March 31, 2008

REVENUES		$401,377	$1,500

COST OF SALES		314,369	-

GROSS MARGIN		87,008	1,500

OPERATING COSTS AND EXPENSES
Research and development		358,448	59,031
Selling, general and administrative		9,656,155	208,039

LOSS FROM OPERATIONS		(9,927,595)	(265,570)

OTHER EXPENSES
Interest expense		(5,289,369)	(3,816)
Loss on extinguishment of debt		(12,038,787)	−
Change in fair value of derivative liability		(2,431,015)	−
Total other expenses		(19,759,171)	(3,816)

LOSS BEFORE PROVISION FOR INCOME TAXES		$(29,686,766)	$(269,386)

PROVISION FOR INCOME TAXES		-	-

NET LOSS	$	(29,686,766)	$(269,386)

NET LOSS PER SHARE - BASIC and DILUTED	$	(1.25)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC and DILUTED (2)		23,789,799	20,546,083

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Par Value	Capital	Deficit (As restated)	Deficit (As restated)

BALANCE–December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)

Stock issued upon reverse merger	16,135,011	1,614	(68,028)	−	(66,414)

Share based payments	−	−	9,130,185	−	9,130,185

Net loss	−	−	−	(29,686,766)	(29,686,766)

BALANCE – March 31, 2009	36,681,094	$3,669	$9,335,202	(32,497,753)	$(23,158,882)

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2009 (As restated)	March 31, 2008

OPERATING ACTIVITIES
Net loss	$(29,686,766)	$(269,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,429	120
Stock based compensation	9,130,185	-
Change in fair value of derivative liability	2,431,015	-
Interest in connection with derivative liability	5,216,547	-
Loss on debt extinguishment	12,038,787	-
Changes in operating assets and liabilities:
Accounts Receivable	(36,007)	-
Inventory	86,168	-
Prepaid non-recurring equipment tooling	21,734	-
Other current assets	(4,390)	5,100
Accounts payable	324,955	(42,133)
Accrued compensation	(2,827)	(65,333)
Accrued interest	66,458	5,121
Related party payable	(22,433)	8,517
Deferred revenue	(123,501)	1,000
Accrued taxes	(498)	-
Accrued liabilities	(2,461)	(35,718)
Net cash used in operating activities	(539,605)	(392,712)

INVESTING ACTIVITIES
Purchase of equipment	(126,732)	(2,870)
Net cash used in investing activities	(126,732)	(2,870)

FINANCING ACTIVITIES
Bank overdraft	-	9,934
Cash received from reverse merger	270,229	-
Proceeds from convertible notes payable	665,000	383,239
Proceeds from notes payable to related party	25,000	-
Net cash provided by financing activities	960,229	393,173

Net increase (decrease) in cash	293,892	(2,409)

Cash – beginning of period	5,980	2,409

Cash – end of period	$299,872	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to non-convertible short term debt	$187,365	$-
Exchange of convertible notes payable in lieu of related party payable	$90,257	$-
Derivative liability on warrants issued with convertible notes payable	$3,299,836	$-
Conversion of accrued interest to convertible notes payable	$148,223	$-
Common stock issued upon reverse merger	$1,614	$-
Net liabilities assumed in reverse merger	$66,414	$-

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

Restatement

The accompanying consolidated financial statements for the quarter ended March 31, 2009 have been restated to reflect certain non-cash adjustments in the accounting for derivative liabilities associated with convertible debt issued during the quarter ended March 31, 2009.  More specifically, the Company corrected errors in reporting as follows:

a.
The convertible debt issued on February 11, 2009 contained certain conversion price ”reset” features which were determined not to be indexed to the Company’s stock. Therefore, the conversion feature must be accounted for as a derivative liability under generally accepted accounting principles.  The Company initially recorded the derivative liability but limited the amount to the related debt proceeds received. Upon further review, the Company determined that the derivative liability must be recorded at full fair value without limitation and made the appropriate adjustment and was charged to operations for the quarter ended March 31, 2009.

b.
Such derivative liability is required to be adjusted to fair value at each reporting period.  Accordingly, the derivative liability in (a) above was adjusted (increased) to fair value at March 31, 2009 with such increase charged to operations for the quarter ended March 31, 2009.

c.
The Company had erroneously reported loss on extinguishment of debt from the conversion of older outstanding debt into the new February 11, 2009 convertible debt as interest expense.  The March 31, 2009 statement of operations, as restated, contains a charge to loss on extinguishment of debt, representing reclassification of previously reported expense and the recording of new loss on extinguishment as a result of matter (a) above.

The effect of such adjustments on the financial statement line items as of March 31, 2009 and for the quarter then ended is summarized as follows:

Line Item	As Previously Reported	As Restated	Difference

Balance Sheet
Derivative liability	$15,194,381	$22,774,277	$7,579,896
Accumulated deficit	25,050,697	32,497,753	7,447,056

Statement of Operations
Interest expense	12,312,115	5,289,369	7,022,746
Loss on extinguishment of debt	-	12,038,787	12,038,787
Change in fair value of derivative liability	-	2,431,015	2,431,015
Net loss before provision for income taxes	22,239,710	29,686,766	7,447,056
Net loss	22,239,710	29,686,766	7,447,056
Net loss per share – basic and diluted	0.93	1.25	0.32

Statement of Cash Flows
Change in fair value of derivative liability	1,282,760	2,431,015	1,148,255
Interest in connection with derivative liability	10,611,785	5,216,547	5,395,238
Loss on extinguishment of debt	-	12,038,787	12,038,787

Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through November 18, 2009, the date upon which the restated financial statements were issued.  Other than as disclosed in Note 11, management noted no subsequent events which it believes would have a material effect on the accompanying consolidated financial statements.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $ 694,353 excluding the derivative liability of $ 22,774,277 , an accumulated deficit of approximately $ 32,497,753 at March 31, 2009, recurring losses from operations and negative cash flow from operating activities of $539,605 for the three months ended March 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At March 31, 2009 and December 31, 2008, inventory at various suppliers or at the Company totaled $319,927 and $213,085, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not completed consisting of prepaid inventory.  There was no prepaid inventory at March 31, 2009 since all inventory had been paid for , but the Company had prepaid inventory of $193,010 at December 31, 2008.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings per Share ”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

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

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). The Company adopted the provision of EITF No. 07-5 effective the first quarter of 2009.

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

3.    RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of March 31, 2009 and December 31, 2008, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At December 31, 2008, the Company had an unsecured related party payable to Lab4Less, LLC, bearing no interest, payable on demand, in the amount of $22,433.  The Company’s Chief Executive Officer and director was a 50% owner of Lab4Less, LLC .  During the quarter ended March 31, 2009, the Company repaid such note payable in full.

At December 31, 2008, convertible notes payable to related parties were $567,633.  Such notes were held by the Company’s Chief Executive Officer and certain shareholder founders and co-founders of the Company.  During the quarter ended March 31, 2009, $392,268 of such convertible notes payable were converted to the newly issued 9% convertible debt. The remaining $175,365 of such notes did not convert and remain as part of the 12% convertible debt (see Note 5).

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

Convertible Notes Payable and Convertible Notes Payable Related Party

Convertible notes payable totaled $3, 299,836 and $2,071,813, as of March 31, 2009 and December 31, 2008, respectively, as described below.  In connection with the convertible notes payable issued during the quarter ended March 31, 2009, the Company issued 7,599,672 warrants.   All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.  The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under Note 6 below.

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable - Related Party, net of discount

Exchange Notes	2,234,579	(2,234,579)	-	-
Reverse Merger Notes	650,000	(650,000)	-	-
New Convertible Notes	340,257	(340,257)	-	-
Other Convertible Notes	75,000	(75,000)	-	-
	3,299,836	(3,299,836)		-

Exchange Notes – Convertible Notes Payable Related Party, net of discount

On February 11, 2009, in connection with and as part of the Merger, the Company exchanged existing convertible notes (“ 12% notes ”) for 9% convertible notes ( the “Exchange Notes ”). Prior to the Merger , the total amount of the 12% notes exchanged was $2,234,579.  This amount included principal of $1,874,448 plus accrued interest charges of $146,866 and other premiums of $213,265.   The Exchange Notes had a principal amount at March 31, 2009, of $2,234,579, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Exchange Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder. In addition to the stated interest rate; the exchange transaction also modified the conversion rate as well as the issuance of 5,469,158 warrants to the various convertible note holders, the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement .

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

For accounting purposes,  the Company analyzed the conversion of the Exchange Notes   under the guidance of EITF 96-19 “ Debtor's Accounting for a Modification or Exchange of Debt Instruments ”, EITF 05-7 “ Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ”, EITF 06-6 “ Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments”.  Based on the guidance referred to above, the Company concluded that the changes in the note agreements, conversion   feature and warrants were considered substantive and accordingly the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.   As such, the Company recorded a loss on extinguishment of debt of approximately $ 12,038,787 which is recorded under other expenses in the accompanying condensed consolidated statements of operations at March 31, 2009.

The Company initially recorded a discount to the Exchange Notes of $2,234,579. The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the three months ended March 31, 2009 there was -0- amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders (“ Reverse Merger Notes ”).   The Reverse Merger Notes had a principal amount at March 31, 2009, of $650,000, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Reverse Merger Notes required no payment of principal or interest during the term and may be converted to the Company’s common stock at the conversion price of $0.50 per share at any time at the option of the note holder .  The Company also issued 1,300,000 warrants to the various note holders ; the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount to the Reverse Merger Notes in the amount of $650,000 .   The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the three months ended March 31, 2009 there was -0- amortized under this amortization method.

New Convertible Notes - Convertible Notes Payable, net of discount

During the three months ended March 31, 2009, the Company also issued additional convertible notes payable in the amount of $340,257 (“ New Convertible Notes ”).  The New Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance.  The notes require no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 680,514 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount in the amount of $340,257.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the three months ended March 31, 2009 there was -0- amortized under this amortization method.

Other Convertible Notes - Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger , the Company also issued $25,000 of related party convertible notes and $50,000 of non-related party convertible notes in exchange for equipment and inventory (“Other Convertible Notes”) for a total of $75,000.  The Other Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, require no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 150,000 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement .

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The Company has initially recorded a debt discount in the amount of $75,000.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the three months ended March 31, 2009 there was -0- amortized under this amortization method.

At March 31, 2009, the fair value of the warrants is estimated to be $11,894,545.  Management estimated the fair value of the warrants based upon the application of the Black-Scholes option-pricing model using the following assumptions: expected life of five years; risk free interest rate of 1.76%; volatility of 59 % and expected dividend yield of zero.

6.    DERIVATIVE LIABILITIES

As described in Note 5, the Company issued financial instruments in the form of warrants and convertible notes payable with conversion features .  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments .

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

SFAS 133, paragraph 11(a) specifies that if a contract is (i) indexed to the Company’s own stock and (ii) would be classified in shareholders’ equity if it were a free standing instrument, the conversion option would be excluded from the scope of this guidance.  To determine if the conversion option was indexed to the Company’s own stock, the Company applied EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”.   The Company applied the two step approach as defined by EITF 07-5.  In assessing step two, evaluating the conversion instrument’s settlement provisions, the Company concluded that, pursuant to the guidance, the anti-dilution provision or re-set provision met the criteria of EITF 07-5.

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

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below.  The initial value of the derivative liability for the embedded conversion features was $9,731,477 and the derivative liability for the warrants was $10,611,785, the excess of the initial fair value over the amount of debt discount were recorded as interest expense in the accompanying condensed consolidated statement of operations.

During the three months ended March 31, 2009, we recognized a charge of $ 2,431,015 based on the change in fair value (mark-to-market adjustment) of both the warrant derivative liability and embedded conversion feature derivative liability in the accompanying condensed consolidated statement of operations.  The value of the derivative liability was $ 22,774,277 at March 31, 2009.

These derivative liabilities have been measured in accordance with SFAS 157, “Fair Value Measurements”.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.   The following table represents the Company’s derivative liability activity:

December 31, 2008	$	---
Issuance of derivative financial instruments		20,343,262
Mark-to-market adjustment to fair value at March 31, 2009		2,431,015
March 31, 2009		$22,774,277

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants and embedded conversion feature as of the conversion date of February 11, 2009 and at March 31, 2009:

	March 31, 2009	February 11, 2009
Weighted-average volatility	59%	59%
Expected dividends	0.0%	0.0%
Expected term	3 to 5 years	3 years
Risk-free rate	1.76% to 1.67%	1.32%

7.    INCOME TAXES

There was no income tax expense recorded for the three months ended March 31, 2009 due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

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

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s options, the Company has calculated volatility using the historical volatility of a similar public entity in the Company’s industry in accordance with Question 4 of SAB Topic 14.D.1 and paragraph A22 of SFAS 123R.  In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities.   This resulted in an expected volatility of 59% for the period ended March 31, 2009.

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

The amount of unrecognized compensation cost related to non-vested awards at March 31, 2009 is $7,099,246.  The weighted average period in which this amount is expected to be recognized is 4.87 years.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

11.    SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company received purchase orders from various domestic and international customers, to purchase approximately 22 wind turbines.  The Company anticipates shipping a majority of these wind turbines in the second half of 2009.

On April 27, 2009, the Company received $70,000 from BlueWater Partners, S.A.  In addition, BlueWater paid certain Company liabilities totaling $25,717 in April 2009. As a result, the Company has issued two promissory notes that accrue interest at a rate of prime plus 1%.  One promissory note was issued for $45,717 and the other for $50,000.

Helix Wind filed an Amendment to its Articles of Incorporation on April 16, 2009 with the Nevada Secretary of State in order to change its name to Helix Wind, Corp. (formerly Clearview Acquisitions, Inc.). The change became effective upon filing.   Helix Wind began trading under a new ticker symbol, HLXW (formerly CVAC) effective April 24th 2009, and has also received a new CUSIP number 42331P 106.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors Affecting Future Results

Helix Wind, Corp., and its wholly-owned subsidiary, Helix Wind, Inc. (collectively, “Helix Wind,” we,” “our,” “us” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview

Helix Wind is a small wind solutions company focused on the renewable alternative energy market.  Helix Wind’s headquarters are located in San Diego, CA.

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

Other income and expense

The Company had other expenses for the three months ended March 31, 2009 and 2008 of $ 19,759,171 and $3,816 respectively.  The increase primarily resulted from interest expense recorded for the convertible and non-convertible notes of approximately $ 5,289,369 , loss from debt extinguishment of approximately $ 12,038,781 and change in fair value of derivative liability of approximately $ 2,431,015 .

Net loss

During the three months ended March 31, 2009 and 2008, the net loss was $ 29,686,766 and $269,386, respectively as a result of the variance described above.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, has negative working capital of approximately $ 694,353 excluding the derivative liability of $ 22,774,277 and accumulated deficit of approximately $ 32,497,753 at March 31, 2009.

Liquidity and Capital Resources

As of  March 31, 2009 and December 31, 2008, Helix Wind had a working capital deficit of approximately $ 694,353 excluding the derivative liability of $ 22,774,277 and $2,742,000 respectively.  The negative working capital  in 2009 results primarily from accounts payable of approximately $719,000 and the negative balance in 2008 results primarily from notes payable of $2,072,000 and accounts payable of $449,215.   The deficit of approximately $ 29,686,766 for the three months ended March 31, 2009 was comprised of approximately $ 358 ,000 for research and development, $50,000 for sales and marketing, $9,130,185 for share based payments for stock options, $ 19,759,171 of interest expense, loss on extinguishment of debt and change in fair value for the derivative liability, and the balance for working capital relating to general and administrative expenses.  The deficit of approximately $2,810,987 for the three months ended March 31, 2008 was comprised of approximately $59,000 for research and development and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the three months ended March 31, 2009 totaled $960,229 resulting from funding from the issuance of convertible notes payable and cash provided from financing activities at March 31, 2008 totaled $383,239 resulting from the funding  from the issuance of convertible notes payable.

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

Item 4T. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our internal control over financial reporting related to the following matters:

•
We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•
Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of share based payments, the valuation of warrants, and other complex debt / equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, share based payments, valuation of warrants and other equity transactions.

Our plan to remediate those material weaknesses remaining is as follows:

•
Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we generate significantly more revenue, or raise significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

In the fiscal quarter ended March 31, 2009, there were no change s in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business began recording revenues in first quarter 2009 and we may never become profitable. As of March 31, 2009, we had an accumulated deficit of approximately $ 32,497,753 and a negative working capital of $ 694,353 excluding the derivative liability of $ 22,774,277. A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2009, we had an accumulated deficit of approximately $ 32,497,753.   We expect to derive our future revenues from sales of our systems, however, these revenues are highly uncertain.  We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

International operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

-	reduced protection of intellectual property rights;

-	changes in foreign currency exchange rates;

-	changes in a specific country’s economic conditions;

-	trade protective measures and import or export requirements or other restrictive actions by foreign governments; and

-	changes in tax laws.

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

On April 17, 2009, we issued 11,000,000 shares of our common stock to Bluewater in connection with the Settlement Agreement approved by the court on March 25, 2009.  The consideration received by the Company for the issuance of the 11,000,000 shares of common stock was the settlement of the lawsuit instituted by Bluewater and release of Bluewater’s claims to a debt of approximately $105,000.  The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by  Section 3(a)(10) of the Securities Act.

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

Item 5. Other Information.

On April 17, 2009, we issued 11,000,000 shares of our common stock to Bluewater in connection with the Settlement Agreement approved by the court on March 25, 2009.  The consideration received by the Company for the issuance of the 11,000,000 shares of common stock was the settlement of the lawsuit instituted by Bluewater and release of Bluewater’s claims to a debt of approximately $105,000.  The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by  Section 3(a)(10) of the Securities Act.

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

3.1	Articles of Incorporation of Helix Wind, Corp., as amended, incorporated by reference from Exhibit 3.1 to Helix Wind Corp.'s Quarterly Report on Form 10-Q filed on May 20, 2009.

3.2	Bylaws of Helix Wind, Corp., incorporated herein by reference to Exhibit 3.2 to Helix Wind, Corp.'s Registration Statement on Form SB-2 filed on June 1, 2006 (File No. 333-134648).

4.1	Form of 9% Convertible Note, incorporated by reference from Exhibit 10.6 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009 (File No. 000-52107).

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

Date: November 18, 2009