Form 10-Q/A
period 2009-06-30
Helix Wind, Corp.
filed 2009-11-18
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
(Amendment No.1)

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

___________________________________________________
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

As of November 18 , 2009,  38,694,333 shares of common stock of the registrant were outstanding.

Explanatory Note

This Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (“Original Quarterly Report”), in response to the SEC’s comments thereto, for the purpose of revising the following:

•	Item 4T-Controls and Procedures; and
•
Our accounting treatment, including valuation method, debt discount and expense recognition with respect to the fair value of our derivative liabilities related to the embedded conversion features in our convertible notes payable, which resulted in an additional material non-cash charge for the three months and six months ended June 30, 2009 of approximately $7.1 million and $14.5, respectively.  This charge is reported as interest expense, loss on extinguishment of debt and change in fair value of derivative liabilities in the statements of operations herein which resulted in restatement of our financial statements for the three months and six months ended June 30, 2009, and revisions to the following notes thereto: Note 2-Basis of Presentation and Summary of Significant Accounting Policies, in Restatement, in Condensed Consolidated Financial Statements and in Going Concern, Note 3-Related Party Transactions and Convertible Notes Payable to Related Parties, Note 5-Debt, Note 6-Derivative Liabilities and Note 8-Stock Based Compensation and in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Other expense, Net loss, Going Concern and Liquidity and Capital Resources.

Except for the foregoing amended disclosure, this Form 10-Q/A has not been amended or updated to reflect events that occurred after August 14, 2009, the filing date of the Original Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q /A for the period ended June 30, 2009

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Shareholders’ Deficit	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 4T. Controls and Procedures.	34
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 6. Exhibits.	36

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

	June 30, 2009 (Unaudited) (As restated)	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$190,479	$5,980
Accounts Receivable	33,762	-
Related party receivable	3,356	3,356
Inventory	371,505	213,085
Prepaid inventory	-	193,010
Prepaid non-recurring equipment tooling	-	21,734
Prepaid expenses and other expenses	22,938	51,592
	622,040	488,757

EQUIPMENT, net	428,267	187,517
PATENTS	18,928	18,928

Total assets	$1,069,235	$695,202

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$657,294	$449,215
Accrued compensation	136,934	149,094
Accrued interest	149,155	142,844
Other accrued liabilities	5,901	11,936
Accrued taxes	9,658	10,156
Deferred revenue	255,156	373,598
Related party payable	-	22,433
Short term debt	533,082	-
Convertible notes payable to related party, net of discount	-	567,633
Convertible notes payable, net of discount	-	1,504,180
Derivative liability	41,082,944	-
	42,830,125	3,231,089
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 37,434,726 and 20,546,083 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively (1)	3,744	2,055
Additional paid in capital (1)	12,636,881	273,045
Accumulated deficit	(54,401,515)	(2,810,987)

Total shareholders’ deficit	(41,760,890)	(2,535,887)
Total liabilities and shareholders’ deficit	$1,069,235	$695,202

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009 (As restated)	June 30, 2008	June 30, 2009 (As restated)	June 30, 2008

REVENUES	$140,991	$1,500	$542,368	$3,000

COST OF SALES	112,094	-	426,463	-

GROSS MARGIN	28,897	1,500	115,905	3,000

OPERATING COSTS AND EXPENSES
Research and development	252,177	77,913	610,625	136,944
Selling, general and administrative	2,521,070	307,582	12,177,225	515,621

LOSS FROM OPERATIONS	(2,744,350)	(383,995)	(12,671,945)	(649,565)
	-	-		-
OTHER EXPENSES
Interest expense	(7,669,855)	(30,090)	(12,959,224)	(33,906)
Loss on debt extinguishment	-	-	(12,038,787)	-
Change in fair value of derivative liability	(11,489,557)	-	(13,920,572)	-
Total other expenses	(19,159,412)	(30,090)	(38,918,583)	(33,906)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(21,903,762)	$(414,085)	$(51,590,528)	$(683,471)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(21,903,762)	$(414,085)	$(51,590,528)	$(683,471)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.62)	$(0.02)	$(1.76)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC and DILUTED (2)	35,295,888	20,546,083	29,318,849	20,546,083

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Par Value	Capital	(As restated)	(As restated)

BALANCE–December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)

Stock issued upon reverse merger	16,135,011	1,614	(68,028)	−	(66,414)

Share based payments	−	−	9,130,185	−	9,130,185

Net loss	−	−	−	(29,686,766)	(29,686,766)

BALANCE – March 31, 2009	36,681,094	$3,669	$9,335,202	$ (32,497,753)	$ (23,158,882)

Stock issued upon note conversion	753,632	$75	1,654,491	-	1,654,491

Share based payments	-	-	1,647,188	-	1,647,188

Net loss	-	-	-	(21,903,762)	(21,903,762)

BALANCE – June 30, 2009	37,434,726	3,744	12,636,881	(54,401,515)	(41,760,890)

(1) The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2009 (As restated)		June 30, 2008 (As restated)

OPERATING ACTIVITIES
Net loss	$	(51,590,528)	$(683,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		58,350	2,160
Stock based compensation		10,777,373	-
Change in fair value of derivative liability		13,920,572	-
Interest in connection with derivative liability		12,795,117	-
Loss on debt extinguishment		12,038,787	-
Note in lieu of expenses incurred on behalf of the Company		25,717	-
Changes in operating assets and liabilities:
Accounts Receivable		(33,762)	-
Inventory		34,590	-
Prepaid non-recurring equipment tooling		21,734	-
Other current assets		28,654	5,100
Accounts payable		262,554	(55,909)
Accrued compensation		(12,160)	(6,667)
Accrued interest		154,533	33,975
Related party payable		(22,433)	28,929
Deferred revenue		(118,442)	-
Accrued taxes		(498)	2,916
Accrued liabilities		(6,895)	(32,568)
Net cash used in operating activities		(1,666,73 5)	(705,534)

INVESTING ACTIVITIES
Purchase of equipment		(299,100)	(2,870)
Net cash used in investing activities		(299,100)	(2,870)

FINANCING ACTIVITIES
Cash received from reverse merger		270,229	-
Proceeds from convertible notes payable		1,560,10 5	1,048,874
Proceeds from short term notes payable		395,000	175,365
Principal payments on short term notes payable		(75,000)	-
Net cash provided by financing activities		2,150,33 4	1,224,239

Net increase in cash		184,499	515,835

Cash – beginning of period		5,980	2,409

Cash – end of period		$190,479	$518,244

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to non-convertible short term debt		$187,365	$-
Exchange of convertible notes payable in lieu of related party payable		$90,257	$64,000
Derivative liability on warrants issued with convertible notes payable		$4,194,944	$-
Conversion of accrued interest to convertible notes payable		$148,223	$-
Common stock issued upon reverse merger		$1,614	$-
Net liabilities assumed in reverse merger		$66,414	$-
Common stock issued for note conversion		$75

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

Restatement

The accompanying consolidated financial statements for the quarter ended and six months ended June 30, 2009 have been restated to reflect certain non-cash adjustments in the accounting for derivative liabilities associated with convertible debt issued during the six months ended June 30, 2009.  More specifically, the Company corrected errors in reporting as follows:

a.
The convertible debt issued on February 11, 2009 contained certain conversion price ”reset” features which were determined not to be indexed to the Company’s stock. Therefore, the conversion feature must be accounted for as a derivative liability under generally accepted accounting principles.  The Company initially recorded the derivative liability but limited the amount to the related debt proceeds received. Upon further review, the Company determined that the derivative liability must be recorded at full fair value without limitation and made the appropriate adjustment and was charged to operations for the quarter ended June 30, 2009.

b.
Such derivative liability is required to be adjusted to fair value at each reporting period.  Accordingly, the derivative liability in (a) above was adjusted (increased) to fair value at March 31, 2009 and at June 30, 2009, with such increase charged to operations for the respective quarter then ended.

c.
The Company had erroneously reported loss on extinguishment of debt from the conversion of older outstanding debt into the new February 11, 2009 convertible debt as interest expense.  The June 30, 2009 statement of operations, as restated, contains a charge to loss on extinguishment of debt, representing reclassification of previously reported expense and the recording of new loss on extinguishment as a result of matter (a) above.

The effect of such adjustments on the financial statement line items as of June 30, 2009 and for the quarter and six months then ended is summarized as follows:

Line Item	As Previously Reported	As Restated	Difference

Balance Sheet
Derivative liability	$27,702,516	$41,082,944	$13,380,428
Accumulated deficit	39,874,590	54,401,515	14,526,925

Statements of Operations
Interest expense - Quarter	91,284	7,669,855	7,578,571
Interest expense – Six Months	295,588	12,959,224	12,663,636
Loss on extinguishment of debt - Quarter	-	-	-
Loss on extinguishment of debt - Six Months	213,266	12,038,787	11,825,521
Change in fair value of derivative liability – Quarter	11,988,259	11,489,557	498,702
Change in fair value of derivative liability – Six Months	23,882,804	13,920,572	9,962,232
Net loss before provision for income taxes - Quarter	14,823,893	21,903,762	7,079,869
Net loss before provision for income taxes – Six Months	37,063,603	51,590,528	14,526,925
Net loss - Quarter	14,823,893	21,903,762	7,079,869
Net loss – Six Months	37,063,603	51,590,528	14,526,925
Net loss per share – basic and diluted - Quarter	0.42	0.62	0.20
Net loss per share – basic and diluted – Six Months	1.26	1.76	0.50

Statement of Cash Flows
Change in fair value of derivative liability	9,236,381	13,920,572	4,684,191
Interest in connection with derivative liability	14,646,423	12,795,117	1,851,306
Loss on extinguishment of debt	211,911	12,038,787	11,826,876

Additionally, the accompanying statement of cash flows for the six months ended June 30, 2008 has been restated to reflect the results for the proper reporting period.  The previously reported statement of cash flows for such period represented the incorrect reporting period.

Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through November 18, 2009, the date upon which the financial statements were issued.  Other than as disclosed in Note 11, management noted no subsequent events which it believes would have a material effect on the accompanying consolidated financial statements.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. Amounts related to disclosures of December 31, 2008, balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto filed on Form 8-K on March 31, 2009.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $ 54,401,515 at June 30, 2009, recurring losses from operations and negative cash flow from operating activities from inception to June 30, 2009 of $12,671,945 and $ 1,666,735 , respectively, for the six months ended June 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company adopted the provisions of FIN 48 and recognized no adjustment in the amount of unrecognized tax benefits.

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

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “ Earnings per Share ”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of June 30, 2009 and 2008, all potentially dilutive common stock equivalents amount to 28,845,016 and 0, respectively.

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

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). The Company adopted the provisions of EITF No. 07-5 during the first quarter of 2009, the impact of the adoption of EITF 07-5 is described in note 6.

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

In February 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2009 and therefore will apply to any business combination that we might enter into after December 31, 2008. The Company adopted the provision of FSP FAS 141R-1 which did not have a material impact on our financial position, results of operations and cash flows for the quarter ended June 30, 2009.

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

At December 31, 2008, the Company had an unsecured related party payable to Lab4Less, LLC, bearing no interest, payable on demand , in the amount of $22,433 .   The Company’s Chief Executive Officer and director was a 50% owner of Lab4Less, LLC .  During the quarter ended March 31, 2009, the Company repaid such note payable in full.

At December 31, 2008, convertible notes payable to related parties were $567,633.  Such notes were held by the Company’s Chief Executive Officer and certain shareholder founders and co-founders of the Company.  During the quarter ended March 31, 2009, $392,268 of such convertible notes payable were converted to the newly issued 9% convertible debt. The remaining $175,365 of such notes did not convert and remain as part of the 12% convertible debt (see Note 6).

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	2,209,347	(2,209,347)	-	-
Reverse Merger Notes	300,000	(300,000)	-	-
New Convertible Notes	1,235,365	(1,235,365)	-	-
Other Convertible Notes	75,000	(75,000)	-	-
	3,819,712	(3,819,712)	-	-

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

For accounting purposes, the Company analyzed the conversion of the Exchange Notes  under the guidance of EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, EITF 06-6 “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments”.  Based on the guidance referred to above, the Company concluded that the changes in the note agreements, conversion feature and warrants were considered substantive and accordingly the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.  As such, the Company recorded a loss on extinguishment of debt of approximately $ 12,038,787 which is recorded in other expenses in the accompanying condensed consolidated statements of operations, during the six months ended June 30, 2009.

The Company initially recorded a discount to the Exchange Notes of $2,234,579. During the six months ended June 30, 2009, $25,232 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted) as described under Notes 6 and 9 below.   The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the six months ended June 30, 2009 there was $0 amortized under this amortization method .

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders (“Reverse Merger Notes”).  The Reverse Merger Notes had a principal amount at June 30, 2009, of $300,000 (after the conversion of $350,000 into the Company’s common stock as described in Notes 6 and 9 below), bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Reverse Merger Notes required no payment of principal or interest during the term and may be converted to the Company’s common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 1,300,000 warrants to the various note holders; the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.  The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount to the Reverse Merger Notes in the amount of $650,000.   During the six months ended June 30, 2009, $350,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the six months ended June 30, 2009 there was $0 amortized under this amortization method.

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

The Company has initially recorded a debt discount in the amount of $1,235,365.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the six months ended June 30, 2009 there was $0 amortized under this amortization method .

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

The Company has initially recorded a debt discount in the amount of $75,000.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the six months ended June 30, 2009 there was $0 amortized under this amortization method.

At June 30, 2009, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $23,882,804.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.67% - 2.95%); volatility of (59% - 75%) and expected dividend yield of zero.   At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of  1.32%; volatility of 59% and expected dividend yield of zero.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below.  At March 31, 2009, the value of the derivative liability for the embedded conversion features was $ 10,879,732 and the derivative liability for the warrants was $ 11,894,545.   During the quarter ending June 30, 2009, the Company issued additional derivative liabilities with initial fair value for the embedded conversion features of $4,063,805 and warrants of $4,034,638, the excess of the initial fair value over the amount of debt discount were recorded as interest expense in the accompanying condensed consolidated statement of operation.

During the quarter ended June 30, 2009, $375,232 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market for the derivative liability related to the converted notes and the carrying amount of the derivative liability related to the conversion feature on the date of conversion of $1,279,333 was re-classed to additional paid in capital in the accompanying condensed statements of shareholders’ deficit .

During the six months ended June 30, 2009, we recognized a charge of $ 11,489,557 based on the change in fair value (mark-to-market adjustment) of both the warrant derivative liability and the embedded conversion feature derivative liability in the accompanying condensed consolidated statement of operations.  The value of the derivative liability was $ 41,082,944 at June 30, 2009.

These derivative liabilities have been measured in accordance with SFAS 157, “Fair Value Measurements”.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.   The following table represents the Company’s derivative liability activity:

December 31, 2008	$-
Issuance of derivative financial instruments	20,343,262
Mark-to-market adjustment to fair value at March 31, 2009	2,431,015
March 31, 2009	$22,774,277
Issuance of derivative financial instruments	8,098,443
Conversion of derivative financial instrument	(1,279,333)
Mark-to-market adjustment to fair value at June 30, 2009	11,489,557
June 30, 2009	$41,082,944

 These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of June 30, 2009 and at date of issuance of February 11, 2009 :

	June 30, 2009	February 11, 2009
Weighted- average volatility	59% - 75%	59%
Expected dividends	0.0%	0.0%
Expected term	3 to 5 years	3 years
Risk-free rate	1.67% to 2.95%	1.32%

7.	INCOME TAXES

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

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Three and six Months Ended
June 30, 2009
Annual dividends	0
Expected volatility	59% -75%
Risk-free interest rate	1.7%
Expected life	5 years

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s options, the Company has calculated volatility using the historical volatility of a similar public entity in the Company’s industry in accordance with Question 4 of SAB Topic 14.D.1 and paragraph A22 of SFAS 123R.  In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities.   This resulted in an expected volatility of 59% to 75% for the period ended June 30, 2009.

The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 110.

The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term.    The expected volatility is derived from an industry-based index, in accordance with the calculated value method allowed under SFAS No. 123(R ).

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

Overview

Helix Wind is a small wind solutions company focused on the renewable alternative energy market.  We develop or acquire small wind products and solutions for different vertical markets worldwide.  Helix Wind is engaged in the design, manufacturing and sale of small wind vertical axis turbines designed to generate 300W, 1kW, 2.0kW, 4.0kW, and 50kW of clean renewable electricity.  Helix Wind was incorporated under the laws of the State of Nevada on January 10, 2006. The Company’s headquarters are located in San Diego, California.

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

Other expense

Other expenses increased by $ 19,129,322 from $30,090 in the three months ended June 30, 2008 to $ 19,159,412 in the three months ended June 30, 2009,as a result of interest expense recorded for the fair value of the convertible notes of $ 7,681,583 and change in fair value of derivative liability of  $11, 447,739 .

Provision for income taxes

We made no provision for income taxes for the three months ended June 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

Net loss increased by $ 21,489,677 from $414,085 in the three months ended June 30, 2008 to $ 21,903,762 in the three months ended June 30, 2009, primarily as a result of the change in the fair value of the derivative liability of $11, 447,739, interest expense of $7,681,583 recorded for the fair value of the convertible notes and the recording of share based compensation of $1,647,188, both non-cash charges. The remaining amount of net loss relates to various operational and other expenses for growing existing business.

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

Other expense

Other expenses increased by $ 38,884,677 from $33,906 in the six months ended June 30, 2008 to $ 38,918,583 in the six months ended June 30, 2009, primarily as a result of interest expense recorded for the fair value of the 9% convertible of $13,267,136 , loss on debt extinguishment of $ 12,038,787 and change in the fair value of derivative liability of $ 13,878,754.

Provision for income taxes

We made no provision for income taxes for the six months ended June 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

The net loss increased by $ 50,907,057 from $683,471 in the six months ended June 30, 2008 to $ 51,590,528 in the six months ended June 30, 2009, primarily as a result of the change in the fair value of the derivative liability of $ 13,878,754, interest expense of 13,001,042 recorded for the fair value of the convertible notes , recording of share based compensation of $10,777,373, and loss on debt extinguishment of $ 12,038,787 , all non-cash charges. The remaining amount of net loss relates to various operational and other expenses for growing existing business.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has negative working capital of approximately $ 42,208,085 and accumulated deficit of approximately $ 54,401,515 at June 30, 2009.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of  June 30, 2009 and December 31, 2008, Helix Wind had a working capital deficit of approximately $ 42,208,085 and $2,742,000 respectively.  The negative working capital in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $ 41,082,944, short term debt of $533,000, accounts payable of approximately $657,000 and various other accrued liabilities of $68,500 and the negative balance in 2008 results primarily from notes payable of $2,072,000, accounts payable of $449,215 and various other accrued liabilities of $220,700.   The deficit of approximately $ 51,590,528 for the six months ended June 30, 2009 was comprised of approximately $252,000 for research and development, $141,000 for sales and marketing, $10,777,000 for share based compensation expense for stock options, $ 38,918,583 of interest, loss on debt extinguishment and change in fair value of derivative liability   relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  The deficit of approximately $2,810,987 for the six months ended June 30, 2008 was comprised of approximately $137,000 for research and development and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the six months ended June 30, 2009 totaled $2,150,334 resulting from funding from the issuance of convertible notes payable and cash provided from financing activities at June 30, 2008 totaled $393,173 resulting from the funding from the issuance of convertible notes payable.

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

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our internal control over financial reporting related to the following matters:

•
We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•
Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of share based payments, the valuation of warrants, and other complex debt /equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, share based payments, valuation of warrants and other equity transactions.

Our plan to remediate those material weaknesses is as follows:

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

In the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description

10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on July 15, 2009

10.3
Joint Development Agreement, dated June 3, 2009, with CheckPoint Fluidic Systems International, Limited, incorporated by reference to Exhibit 10.5 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 9, 2009

10.4
Service and Indemnification Agreement, dated as of June 6, 2009, between Gene Hoffman and Helix Wind, Corp.,   incorporated by reference to Exhibit 10.6 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 17, 2009

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