Form 10-Q
period 2009-09-30
Helix Wind, Corp.
filed 2009-11-19
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 000-52107

HELIX WIND, CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4069588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1848 Commercial Street
San Diego, California	92113
(Address of Principal Executive Offices)	(Zip Code)

(877) 246-4354
(Registrant’s Telephone Number, Including Area Code)

_________________________________
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

As of November 19, 2009, 38,694,333 shares of common stock of the registrant were outstanding.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$67,526	$5,980
Accounts Receivable	78,904	-
Related party receivable	3,356	3,356
Inventory	330,829	213,085
Prepaid inventory	-	193,010
Prepaid NRE tooling	-	21,734
Prepaid expenses and other expenses	21,490	51,592
	502,105	488,757

EQUIPMENT , net	453,968	187,517
PATENTS	57,247	18,928

Total assets	$1,013,320	$695,202

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$999,129	$449,215
Accrued compensation	127,487	149,094
Accrued interest	271,764	142,844
Other accrued liabilities	53,093	11,936
Accrued taxes	9,658	10,156
Deferred revenue	150,205	373,598
Related party payable	-	22,433
Short term debt	605,529	-
Convertible notes payable to related party, net of discount	-	567,633
Convertible notes payable, net of discount	-	1,504,180
Derivative liability	42,731,694	-
	44,948,559	3,231,089
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 38,715,361 and 20,546,083 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,871	2,055
Additional paid in capital	19,303,099	273,045
Accumulated deficit	(63,242,209)	(2,810,987)

Total shareholders’ deficit	(43,935,239)	(2,535,887)
Total liabilities and shareholders’ deficit	$1,013,320	$695,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES	$449,573	$1,500	$991,941	$4,500

COST OF SALES	324,690	-	751,153	-

GROSS MARGIN	124,883	1,500	240,788	4,500

OPERATING COSTS AND EXPENSES
Research and development	434,808	115,548	1,045,433	252,492
Selling, general and administrative	4,434,288	477,045	16,611,513	992,666

LOSS FROM OPERATIONS	(4,744,213)	(591,093)	(17,416,158)	(1,240,658)

OTHER EXPENSES
Interest expense	(9,213,042)	(48,503)	(22,214,084)	(82,409)
Loss on debt extinguishment	-	-	(12,038,787)	-
Change in fair value of derivative liability	5,116,562	-	(8,762,192)	-
Total other expenses	(4,096,480)	(48,503)	(43,015,063)	(82,409)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(8,840,693)	$(639,596)	$(60,431,221)	$(1,323,067)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,840,693)	$(639,596)	$(60,431,221)	$(1,323,067)

NET LOSS PER SHARE – BASIC and DILUTED	$(0.23)	$(0.03)	$(1.87)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC and DILUTED	38,321,984	20,546,083	32,360,765	20,546,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE–December 31, 2008	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)

Stock issued upon reverse merger	16,135,011	1,614	(68,028)	−	(66,414)

Share based payments	−	−	9,130,185	−	9,130,185

Net loss	−	−	−	(29,686,766)	(29,686,766)

BALANCE – March 31, 2009	36,681,094	$3,669	$9,335,202	$(32,497,753)	$(23,158,882)

Stock issued upon note conversion	753,632	75	1,654,491	-	1,654,566

Share based payments	-	-	1,647,188	-	1,647,188

Net loss	-	-	-	(21,903,762)	(21,903,762)

BALANCE – June 30, 2009	37,434,726	$3,744	$12,636,881	$(54,401,515)	$(41,760,890)

Stock issued upon note conversion and warrant exercise	1,185,635	117	3,621,907	-	3,622,024

New stock issuance	95,000	10	(10)	-	-

Shared based payments	-	-	3,044,321	-	3,044,321

Net loss	-	-	-	(8,840,694)	(8,840,694)

BALANCE – September 30, 2009	38,715,361	$3,871	$19,303,099	$(63,242,209)	$(43,935,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

OPERATING ACTIVITIES
Net loss	$(60,431,222)	$(1,323,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,222	12,391
Write off of debt discount on converted debt	700,232
Stock based compensation	13,821,694	-
Change in fair value of derivative warrant liability	8,762,165	-
Interest in connection with derivative liability	21,614,066	-
Loss on debt extinguishment	12,038,787	-
Note payable issued for Company expenses	28,164	64,000
Changes in operating assets and liabilities:
Accounts Receivable	(78,904)	-
Inventory	75,266	(85,362)
Prepaid NRE tooling	21,734	(21,734)
Other current assets	30,102	3,108
Patents	(38,319)
Accounts payable	805,190	21,731
Accrued compensation	(21,607)	12,934
Accrued interest	116,447	83,716
Related party payable	(22,433)	(52,776)
Deferred revenue	(223,393)	155,592
Accrued taxes	(498)	9,659
Accrued liabilities	40,297	(32,568)
Net cash used in operating activities	(2,655,010)	(1,152,376)

INVESTING ACTIVITIES
Purchase of equipment	(373,673)	(134,333)
Net cash used in investing activities	(373,673)	(134,333)

FINANCING ACTIVITIES
Cash received from reverse merger	270,229	-
Proceeds from convertible notes payable	2,430,000	1,620,814
Proceeds from short term notes payable	465,000	-
Principal payments on short term notes payable	(75,000)	-
Net cash provided by financing activities	3,090,229	1,620,814

Net increase in cash	61,546	334,105

Cash – beginning of period	5,980	2,409

Cash – end of period	$67,526	$336,514

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Exchange of 12% notes to 9% notes	$2,047,214	$-
Conversion of convertible notes payable to non-convertible short term debt	$187,365	$-
Convertible notes payable in lieu of payables	$291,057	$64,000
Derivative liability on warrants issued with convertible notes payable	$4,893,033	$-
Conversion of accrued interest to convertible notes payable	$199,439	$-
Common stock issued upon reverse merger	$1,614	$-
Net liabilities assumed in reverse merger	$66,414	$-
Common stock issued for note conversion and warrants exercised	$202	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Immediately prior to the Merger, Helix Wind had 5,135,011 shares of its common stock issued and outstanding. In connection with the Merger, Helix Wind issued 20,546,083 shares of its common stock in exchange for the issued and outstanding shares of common stock of the Subsidiary. Included in the Merger recapitalization of Helix Wind there were 11,000,000 shares of its common stock issued pursuant to the settlement of the dispute described in the Company’s Form 8-K filed December 22, 2008 with Securities and Exchange Commission (“SEC”). Helix Wind also reserved 5,753,917 shares of its common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of Helix Wind in connection with the Merger.  In third quarter of 2009, Helix Wind issued 1,185,635 shares of its common stock upon conversion of certain convertible notes and warrants of Subsidiary.  The Company also granted 95,000 new shares of its common stock during the third quarter of 2009.  At September 30, 2009, there were 38,715,361 shares of Helix Wind’s common stock issued and outstanding.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. Amounts related to disclosures of December 31, 2008, balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto filed on Form 8-K on March 31, 2009.

Subsequent Events

Management has evaluated subsequent events through November 19, 2009, the date the interim financial statements were issued.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s Current Report on Form 8-K filed on March 31, 2009 with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liabilities.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $63,000,000 at September 30, 2009, recurring losses from operations and negative cash flow from operating activities from inception to September 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2008 and the first nine months of 2009, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment. Management believes that they did not require an allowance for doubtful accounts, as there are no customer accounts with material collection risk at September 30, 2009 and December 31, 2008. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At September 30, 2009 and December 31, 2008, inventory at various suppliers or at the Company totaled $330,829 and $213,085, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not yet completed in the form of prepaid inventory.  There was no prepaid inventory at September 30, 2009.

Impairment of Long-Lived Assets

Long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized during the nine months ended September 30, 2009.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of September 30, 2009 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of September 30, 2009 is recognized as a prepaid asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the quarter and nine months ended September 30, 2009 and 2008 were not significant.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the quarters ended September 30, 2009 and 2008, research and development costs incurred were $434,808 and $115,548, respectively, and for the nine months ended September 30, 2009 and 2008, $1,045,433 and $252,492, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company had received purchase orders from various domestic and international customers to purchase approximately 122 wind turbines and the Company has shipped 90 units as of September 30, 2009. The Company had deferred revenue of $150,205 and $373,598 as of September 30, 2009 and December 31, 2008, respectively, relating deposits received for the unshipped units.

Derivative Liabilities and Classification

We evaluate free-standing instruments (or embedded derivatives) indexed to the Company’s common stock to properly classify such instruments within equity or as liabilities in our financial statements. Accordingly, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Basic and Diluted Loss per Share

The Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of September 30, 2009 and 2008, all potentially dilutive common stock equivalents amount to 24,915,306 and 0, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Stock Based Compensation

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  See Note 8 for more information.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of September 30, 2009 and December 31, 2008, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At December 31, 2008, the Company had an unsecured related party payable to Lab4Less, LLC, bearing no interest, payable on demand, in the amount of $22,433.  The Company’s Chief Executive Officer and director was a 50% owner of Lab4Less, LLC.  During the quarter ended March 31, 2009, the Company repaid such note payable in full.

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

4.	EQUIPMENT

Equipment consisted of the following as of September 30, 2009 and December 31, 2008:

	2009	2008

Equipment	$49,260	$27,409
NRE tooling	424,903	124,287
Test facility	100,560	56,856
Leasehold improvements	10,254	2,752
Web site development costs	13,566	13,566
	598,543	224,870
Accumulated depreciation	(144,575)	(37,353)

	$453,968	$187,517

5.	DEBT

Short Term Debt

Short term debt was $605,529 and 0 as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, short term debt represents a Subsidiary 12% related party note totaling $115,365 and two non-related party Subsidiary 12% note holders totaling $72,000 that elected not to convert as part of the note exchange offered with the Merger. In addition, short term debt includes $318,164 and $100,000 received from two non-related parties in the second quarter of 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at September 30, 2009) plus 1%.

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $4,404,712 and $2,071,813, as of September 30, 2009 and December 31, 2008, respectively, as described below.  In connection with the convertible notes payable issued during the nine months ended September 30, 2009, the Company issued an aggregate of 11,419,888 warrants. All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	2,209,347	(2,209,347)	-	-
Reverse Merger Notes	200,000	(200,000)	-	-
New Convertible Notes	1,920,365	(1,920,365)	-	-
Other Convertible Notes	75,000	(75,000)	-	-
	4,404,712	(4,404,712)	-	-

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

On February 11, 2009, in connection with and as part of the Merger, the Company exchanged existing convertible notes (“12% notes”) for 9% convertible notes ( the “Exchange Notes”). Prior to the Merger, the total amount of the 12% notes exchanged was $2,234,579.  This amount included principal of $1,874,448 plus accrued interest charges of $146,866 and other premiums of $213,265.  The Exchange Notes had a principal amount at September 30, 2009, of $2,209,347, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Exchange Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder. In addition to the stated interest rate; the exchange transaction also modified the conversion rate as well as the issuance of 5,469,158 warrants to the various convertible note holders, the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.  The warrants and notes were issued in connection with a registration rights agreement.

The Company concluded that the changes in the note agreements, conversion feature and warrants were considered substantive and accordingly the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.  As such, the Company recorded a loss on extinguishment of debt of approximately $12,038,787 which is recorded in other expenses in the accompanying condensed consolidated statements of operations, during the nine months ended September 30, 2009.

The Company initially recorded a discount to the Exchange Notes of $2,234,579. During the nine months ended September 30, 2009, $25,232 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted) as described under Notes 6 and 9 below.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2009 there was $0 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders (“Reverse Merger Notes”).  The Reverse Merger Notes had a principal amount at September 30, 2009, of $200,000 (after the conversion of $450,000 into the Company’s common stock as described in Notes 6 and 9 below), bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Reverse Merger Notes required no payment of principal or interest during the term and may be converted to the Company’s common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 1,300,000 warrants to the various note holders; the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount to the Reverse Merger Notes in the amount of $650,000.   During the nine months ended September 30, 2009, $450,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2009 there was $0 amortized under this amortization method.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

New Convertible Notes-Convertible Notes Payable, net of discount

During the nine months ended September 30, 2009, the Company also issued additional convertible notes payable in the amount of $2,145,365 (“New Convertible Notes”). The New Convertible Notes had a principal amount at September 30, 2009 of $1,920,365 (after the conversion of $225,000 into the company's common stock as described in Notes 6 and 9 below).  The New Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 5,200,730 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has recorded a debt discount in the amount of $2,145,365.  During the nine months ended September 30, 2009, $225,000 of the New Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2009 there was $0 amortized under this amortization method.

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

The Company has initially recorded a debt discount in the amount of $75,000.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2009 there was $0 amortized under this amortization method.

At September 30, 2009, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $22,503,350.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (2.23% - 2.73%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of  1.32%; volatility of 59% and expected dividend yield of zero.

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

 The conversion features of both the convertible notes payable and warrants were analyzed for derivative liabilities under GAAP and the Company has determined that they meet the definition of a derivative liability due to the contracts obligations.  Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.

The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below.  At March 31, 2009, the value of the derivative liability for the embedded conversion features was $10,879,732 and the derivative liability for the warrants was $11,894,545.  During the quarter ending June 30, 2009, the Company issued additional derivative liabilities with initial fair value for the embedded conversion features of $4,063,805 and warrants of $4,034,638; the excess of the initial fair value over the amount of debt discount was recorded as interest expense in the accompanying condensed consolidated statement of operations.  During the quarter ending September 30, 2009, the Company issued additional derivative liabilities with an initial fair value for the embedded conversion feature of $4,773,215and warrants of $5,330,966; the excess of the initial value over the amount of debt discount was recorded as interest expense in the accompanying condensed consolidated statement of operations.

During the quarter ended June 30, 2009, $375,232 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market for the derivative liability related to the converted notes and the carrying amount of the derivative liability related to the conversion feature on the date of conversion of $1,279,333 was re-classed to additional paid in capital in the accompanying condensed statements of shareholders’ deficit.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

During the three months ended June 30, 2009, we recognized a charge of $11,489,557 based on the change in fair value (mark-to-market adjustment) of both the warrant derivative liability and the embedded conversion feature derivative liability in the accompanying condensed consolidated statement of operations.  The value of the derivative liability was $41,082,944 at June 30, 2009.

During the quarter ended September 30, 2009, $325,000 of convertible notes payable was converted into common stock of the Company.  The Company performed a mark to market valuation for the derivative liability for the converted notes and the fair value carrying amount of the derivative liability on the date of conversion of $1,665,632 was reclassified to additional paid in capital in the accompanying condensed statement of shareholders’ deficit.  During the quarter ended September 30, 2009, 700,000 warrants were exercised on a cashless basis.  As with the convertible notes payable, the Company performed a mark to market valuation for the derivative liability associated with the exercised warrants and the fair value carrying amount of the derivative liability on the date of exercise of $1,631,392 was reclassified to additional paid in capital in the accompanying condensed statement of shareholders’ deficit.

During the three months ended September 30, 2009, we recognized a decrease in fair value (mark to market adjustment) of $5,158,406 of our derivative liability.  The decrease in fair value of the derivative liability was associated with both the embedded conversion feature and the warrants.  The value of the derivative liability was $42,731,694 at September 30, 2009.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity:

December 31, 2008	$	---
Issuance of derivative financial instruments		20,343,262
Mark-to-market adjustment to fair value at March 31, 2009		2,431,015
March 31, 2009		$22,774,277
Issuance of derivative financial instruments		8,098,443
Conversion of derivative financial instrument		(1,279,333)
Mark-to-market adjustment to fair value at June 30, 2009		11,489,557
June 30, 2009		$41,082,944
Issuance of derivative financial instruments		10,104,180
Conversion of derivative financial instruments		(3,297,024)
Mark-to-market adjustment to fair value at September 30, 2009		(5,158,406)
September 30, 2009		$42,731,694

 These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of September 30, 2009 and at date of issuance of February 11, 2009:

September 30, 2009
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

7.	INCOME TAXES

The Company’s method of accounting for income taxes is the asset and liability approach. There was no income tax expense recorded for the quarter or nine months ended September 30, 2009 or 2008, due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

8.	STOCK BASED COMPENSATION

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

On February 9, 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan authorizing the Board of Directors or a committee to issue options exercisable for up to an aggregate of 13,700,000 shares of common stock. There were 11,651,240 options granted during the nine months ended September 30, 2009, at an exercise prices ranging from $0.50 to $2.70 per share. The Company's Share Employee Incentive Stock Option Plan was approved by the shareholders of the Company and the definitive Schedule 14C Information Statement was filed with the SEC on July 14, 2009.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Nine Months Ended
September 30, 2009
Annual dividends	0
Expected volatility	59% -75%
Risk-free interest rate	1.76% - 2.70%
Expected life	5 years

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s options, the Company has calculated volatility using the historical volatility of similar public entities in the Company’s industry.  In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities.   This resulted in an expected volatility of 59% to 75% for the nine months ended September 30, 2009.

The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under GAAP.

The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term.  The expected volatility is derived from an industry-based index, in accordance with the calculated value method.

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At September 30, 2009, the Company expects all awards issued will be fully vested over the expected life of the awards.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2009 is as follows (no stock options were granted during the quarter ended September 30, 2009):

Weighted
Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2008	-	$-
Granted	11,651,240	0.58
Exercised	-	-
Forfeited	-	-
Options outstanding at September 30, 2009	11,651,240	$0.58

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2009:

	Outstanding	Exercisable

Number of shares	11,651,240	8,748,856
Weighted average remaining contractual life	4.38	4.37
Weighted average exercise price per share	$0.58	$0.56
Aggregate intrinsic value (September 30, 2009 closing price of $2.74)	$25,126,091	$19,062,797

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of September 30, 2009 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This intrinsic value will vary as the Company’s stock price fluctuates.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Compensation expense arising from stock option grants was $3,044,321 and $13,821,695 for the quarter and nine months ended September 30, 2009.

The amount of unrecognized compensation cost related to non-vested awards at September 30, 2009 was $4,420,225.  The weighted average period in which this amount is expected to be recognized is 4.71 years.

Stock options outstanding and exercisable at September 30, 2009, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.50-$0.75	11,351,240	$0.55	4.37 yrs	8,633,931	$0.53	4.37 yrs
$2.70	300,000	$2.70	4.71 yrs	114,925	$2.70	4.71 yrs
	11,651,240	$0.58	4.38 yrs	8,748,856	$0.56	4.37 yrs

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  During the quarter ended September 30, 2009, the Company issued 1,185,635 restricted shares of the Company’s common stock to certain holders of the 9% convertible notes and warrants who elected to convert..  The Company also granted 95,000 new restricted common shares during the quarter.  The Company’s common stock outstanding at September 30, 2009 was 38,715,361. The Company also reserved 5,713,918 shares of common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of the Company in connection with the Merger.  The outstanding shares of common stock are validly issued, fully paid and nonassessable.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office located at 1848 Commercial Street, San Diego, California under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer, founder and a director of the Company. The lease expired on October 31, 2008, monthly rent was $200 per month for the period January 1, 2007 through February 29, 2008, and then increased to $2,000 per month for the period March 1, 2008 through October 31, 2008. The Company entered into a new lease effective November 1, 2008. The initial term of this lease for the period November 1, 2008 through October 31, 2009, provides for a monthly base rent of $7,125.  The lease automatically renewed for one year under the same terms and conditions, and now matures October 31, 2010.  This lease also includes a scheduled base rent increase of 3.0% – 6.0% per year over the term of the lease based on the Consumer Price Index / All Urban Consumers – San Diego, California .

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.  The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years with no increase in rent during the renewal periods.  The lease was renewed and now matures October 31, 2010

At September 30, 2009, future minimum lease payments under noncancelable operating leases approximate $7,575 per month through October 31, 2010.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West is $16,270. The Company paid $104,675 and $48,810 in management fees to East West during the nine months ended September 30, 2009 and September 30, 2008, respectively, and $16,270 and $48,810 during the quarters ended September 30, 2009 and 2008, respectively. The East West accounts payable was $40,675 at September 30, 2009 and the Company had a commitment to pay East West $213,626 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $213,626 as part of its inventory and tooling when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

In December of 2008 we entered into a settlement agreement and release (“Settlement Agreement”) with Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage AG, and David Lillico (collectively, “Bluewater”) in order to settle a lawsuit with Bluewater originally filed in the Supreme Court of New York State, County of New York on December, 17, 2008, and subsequently moved to the Circuit Court for the 15th Judicial Circuit in Palm Beach County, Florida on February 20, 2009.  In this lawsuit, Bluewater alleged that the Company failed to pay approximately $96,000 due under certain promissory notes issued to Bluewater by the Company.  Among other things, the Settlement Agreement required us to issue 11,000,000 shares of our common stock to Bluewater pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and to obtain the approval of a court with appropriate jurisdiction of the terms and conditions for such issuance after a hearing upon the fairness of such terms and conditions.  On March 25, 2009, the Circuit Court for the 15 the Judicial Circuit in Palm Beach County, Florida approved the terms and conditions of the issuance of the 11,000,000 shares in accordance with the Settlement Agreement and the Settlement Agreement became final.

On October 9, 2009, a former employee served a complaint in San Diego Superior Court against the Company, Scott Weinbrandt, our Chairman and President, and Ian Gardner, our Chief Executive Officer. The Complaint allegations include breach of the plaintiff’s employment agreement, unpaid wages, and related claims.  All of these claims relate to Plaintiff’s allegation that he was unfairly forced out of the Company.  Although no specific amount of damages are alleged, the Company believes the amount of back wages being sought is approximately $98,500 and the Company has accrued such amount at September 30, 2009.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

11.	SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company received purchase orders from various domestic customers, to purchase approximately 7 wind turbines.  The Company currently anticipates shipping a majority of these wind turbines in the fourth quarter of 2009.

On October 29, 2009, the Company received $37,500, from a non-related party and issued a promissory note that accrues interest at 20% and has a term of 90 business days (maturity).  The Company must repay the note on the earlier of 1) maturity or 2) the date the Company consummates a capital raise equal to or in excess of $1,000,000.  This note may be prepaid in whole or in part at any time without prepayment charge or penalty.

On November 4, 2009, the Company received $75,000 from BlueWater Partners, S.A and issued a promissory note that accrues interest at a rate of prime plus 1%.  The principal amount plus interest is due and payable at the earlier of a financing transaction consummated by the Company of at least $1,000,000 or April 28, 2010.  The note may be repaid without penalty or premium.

On November 5, 2009, the Company received $37,500 from a non-related party and issued a promissory note that accrues interest at 20% and has a term of 90 business days (maturity).  The Company must repay the note on the earlier of 1) maturity or 2) the date the Company consummates a capital raise equal to or in excess of $1,000,000.  This note may be prepaid in whole or in part at any time without prepayment charge or penalty.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the nine month period ended September 30, 2009. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

Revenues

We generate substantially all of our net sales from the sale of small wind turbines. Helix Wind uses a mix of a direct and indirect distribution model.  Direct sales personnel are employed to offer extra coverage of the United States as a vast majority of our lead generation is from this area.  We continue to rollout our distribution network. Our structure is built on a non-exclusivity of territory but exclusivity of leads.  Therefore, we define a reasonable territory the distributors can cover from a sales and service point of view. We demand no reselling of our products as well as define a retail price which must be adhered to by all distributors, as a condition of their agreement with Helix Wind. Pricing in the Euro zone is subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Distributors must adhere to the price guidelines which is based on our U.S. retail price, subject to adjustment each quarter to take into account the currency exchange on the last day of the previous quarter. Confirmation of an order is given on receipt of a signed purchase agreement with a 50% deposit in U.S. dollars.  Sales are recognized and title and risk is passed on delivery to customers in the United States and by delivery CIF to international locations. Our customers do not have extended payment terms or rights of cancellation under these contracts.  No single customer accounted for more than 17% of our revenue for the nine months ended September 30, 2009.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Results of Operations

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues

Revenue increased by $448,073 from $1,500 in the three months ended September 30, 2008 to $449,573 in the three months ended September 30, 2009, primarily as a result of shipping 13 S322 models and 25 S594 models to customers in the third quarter of 2009.  The Company was in its development stage and did not generate any revenues from product sales for the three months ended September 30, 2008 but did record $1,500 from a feasibility study for the third quarter of 2008.

Cost of Revenues

The cost of revenues of $324,690 for the three months ended September 30, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers in the third quarter of 2009.  There was no revenue and therefore, no cost of revenues for the three months ended September 30, 2008.

Gross profit

Gross profit increased by $123,383 from $1,500 in the three months ended September 30, 2008 to $124,883 in the three months ended September 30, 2009, reflecting an increase in revenue.  The Company’s first product shipments to customers occurred in 2009.  Prior to 2009, the Company was in its development stage.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense increased by $319,260 from $115,548 in the three months ended September 30, 2008 to $434,808 in the three months ended September 30, 2009, primarily as a result of the increase of $95,091 relating to product development and testing that continued to ramp during the period as well as $224,169 recorded for share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense increased by $3,957,243 from $477,045 in the three months ended September 30, 2008 to $4,434,288 in the three months ended September 30, 2009, primarily as a result of the increase of $2,820,152 recorded for share based payments related to stock options, compensation to management and employees increasing by $164,645, marketing and advertising  increasing by $403,416, professional fees increasing by  $314,654, insurance increasing by  $29,678, shipping increasing by $74,700, warranty expenses increasing by  $26,383 and various other expenses including travel and supplies totaling $123,615.

Other expense

Other expenses increased by $4,047,978 from $48,503 in the three months ended September 30, 2008 to $4,096,480 in the three months ended September 30, 2009, as a result of interest expense recorded for the fair value of the convertible notes of approximately $9,213,042 and a decrease to the change in fair value of derivative liability of  approximately $(5,116,562).

Provision for income taxes

We made no provision for income taxes for the three months ended September 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Net loss

Net loss increased by $8,201,097 from $639,596 in the three months ended September 30, 2008 to $8,840,693 in the three months ended September 30, 2009, primarily as a result of interest expense of $9,213,042 recorded for the fair value of the convertible notes and the recording of share based compensation of $3,044,000, offset by the decrease to the change in the fair value of the derivative liability of $5,116,562, all non-cash charges. The remaining amount of net loss relates to various operational, general and administrative and other expenses for growing existing business.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues

Revenue increased by $987,441 from $4,500 in the nine months ended September 30, 2008 to $991,941 in the nine months ended September 30, 2009, primarily as a result of shipping 34 S322 models and 53 S594 models to customers in the first nine months of 2009.  The Company was in its development stage and did not generate any revenues from product sales for the nine months ended June 30, 2008 but did record $4,500 from three feasibility studies for the first nine months of 2008.

Cost of Revenues

The cost of revenues of $751,153 for the nine months ended September 30, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers for the first nine months of 2009.  There was no revenue from product sales and therefore, no cost of revenues for the nine months ended September 30, 2008.

Gross profit

Gross profit increased by $236,288 from $4,500 in the nine months ended September 30, 2008 to $240,788 in the nine months ended September 30, 2009, reflecting an increase in revenue. The Company’s first product shipments to customers occurred in 2009.  Prior to 2009, the Company was in its development stage.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense increased by $792,941 from $252,492 in the nine months ended September 30, 2008 to $1,045,433 in the nine months ended September 30, 2009, primarily as a result of the increase of $183,308 relating to product development and testing that continued to ramp during the period as well as $609,633 recorded for share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense increased by $15,618,847 from $992,666 in the nine months ended September 30, 2008 to $16,611,513 in the nine months ended September 30, 2009, primarily as a result of the increase of $13,212,061 recorded for share based payments related to stock options, compensation to management and employees increasing by $593,441, rent increasing by  $50,195, professional fees increasing by  $552,827, insurance increasing by  $72,162, shipping increasing by $268,751, supplies and office expense increasing by $93,205, marketing and advertising increasing by $416,683, warranty expenses increasing by  $107,490, outside services increasing by $190,439 and other various expenses increasing by $61,593.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Other expense

Other expenses increased by $42,932,654 from $82,409 in the nine months ended September 30, 2008 to $43,015,063 in the nine months ended September 30, 2009, primarily as a result of interest expense recorded for the fair value of the 9% convertible of $22,255,902, loss on debt extinguishment of $12,038,787 and change in the fair value of derivative liability of $8,720,374.

Provision for income taxes

We made no provision for income taxes for the nine months ended September 30, 2009 and 2008 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

The net loss increased by $59,108,154 from $1,323,067 in the nine months ended September 30, 2008 to $60,431,221 in the nine months ended September 30, 2009, primarily as a result of the change in the fair value of the derivative liability of $8,720,374, interest expense of 22,255,902 recorded for the fair value of the convertible notes, recording of share based compensation of $13,821,694, and loss on debt extinguishment of $12,038,787, all non-cash charges. The remaining amount of net loss relates to various operational, general and administrative and other expenses for growing existing business.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has negative working capital of approximately $44,446,000 and an accumulated deficit of approximately $63,242,000 at September 30, 2009.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of  September 30, 2009 and December 31, 2008, Helix Wind had a working capital deficit of approximately $44,446,000 and $2,742,000 respectively.  The negative working capital in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $42,732,000, short term debt of $605,000, accounts payable of approximately $999,000 and other changes to various accounts totaling $110,000 and the negative balance in 2008 results primarily from notes payable of $2,072,000, accounts payable of $449,215 and various other accrued liabilities of $220,700.   The net loss of approximately $60,431,000 for the nine months ended September 30, 2009 was comprised of approximately $1,045,000 for research and development, $808,000 for sales and marketing, $13,822,000 for share based compensation expense for stock options, $43,015,000 of interest, loss on debt extinguishment and change in fair value of derivative liability  relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  The net loss of approximately $1,323,067 for the nine months ended September 30, 2008 was comprised of approximately $252,000 for research and development and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the nine months ended September 30, 2009 totaled $2,705,000 resulting from funding from the issuance of convertible notes payable and cash provided from financing activities at September 30, 2008 totaled $1,620,814 resulting from the funding from the issuance of convertible notes payable.

The Company has funded its operations to date through the private offering of debt and equity securities.

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Helix Wind expects significant capital expenditures during the next 12 months, contingent upon raising capital. We currently anticipate that we will need $4,000,000 for operations and $3,000,000 for acquisitions already contracted for the next 12 months. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead, integration of acquisitions and working capital purposes.

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

On February 11, 2009, the Company exchanged existing convertible notes (12% notes) for 9% convertible notes. In addition to the stated interest rate, the exchange transaction also modified the conversion rate as well as the issuance of 5,753,918 warrants to the various convertible note holders.  The total amount of the 12% notes exchanged was $2,234,579.  This amount included principal plus accrued interest charges and other charges.   In addition, the Company issued new convertible 9% notes subsequent to February 11, 2009 for $2,870,365 as of September 30, 2009.

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

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the debt discount, valuation of derivative liabilities and stock based compensation, and those associated with the realization of long-lived assets.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through September 30, 2009, there have been no such losses.

Derivative Liabilities and Classification

We evaluate free-standing instruments (or embedded derivatives) indexed to the Company’s common stock to properly classify such instruments within equity or as liabilities in our financial statements. Accordingly, the classification of an instrument indexed to our stock, which is carried as a liability, must be reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Stock Based Compensation

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

HELIX WIND, CORP.
(formerly Clearview Acquisitions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have issued the following unregistered securities which have not been previously reported:

        On October 2, 2009, we issued 5,000 shares of our common stock to a firm for financial services provided to us.

This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Helix Wind, Corp., incorporated by reference to Exhibit 3.1 to Helix Wind Corp's., Registration Statement on Form SB-2 filed on June 1, 2006

3.2	Certificate of Amendment to Articles of Incorporation of Helix Wind, Corp., incorporated by reference to Exhibit 3.1 to Helix Wind Corp's Current Report on Form 8-K filed on April 24, 2009

3.3	Bylaws of Helix Wind, Corp., incorporated herein by reference to Exhibit 3.2 to Helix Wind, Corp.'s Registration Statement on Form SB-2 2 filed on June 1, 2006

4.1	Form of 9% Convertible Note, incorporated by reference to Exhibit 10.6 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009.

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

4.6	Form of Convertible Promissory Note issued by Helix Wind, Corp., incorporated by reference to Exhibit 10.2 to Helix Wind’s Current Report on Form 8-K filed on July 15, 2009

4.7	Form of Common Stock Purchase Warrant issued by Helix Wind, Corp., incorporated by reference to Exhibit 10.3 to Helix Wind’s Current Report on Form 8-K filed on July 15, 2009

4.8	Form of Secured Promissory Note, incorporated by reference to Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on September 3, 2009

4.9	Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.3 to Helix Wind, Corp’s Current Report on Form 8-K filed on September 3, 2009

4.10	Form of Put Right Agreement, incorporated by reference to Exhibit 10.4 to Helix Wind, Corp’s Current Report on Form 8-K filed on September 3, 2009

4.11	Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on September 15, 2009

10.1	Helix Wind, Corp. Share Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on February 11, 2009

Exhibit No.	Description

10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on July 15, 2009

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

10.6
Agreement, entered into on June 24, 2009, between Helix Wind, Corp. and Venco Power GmbH, incorporated by reference to Exhibit 10.2 to Helix Wind, Corp’s Current Report on Form 8-K filed on June 26, 2009

10.7
Placement Agency Agreement, effective August 4, 2009, between Helix Wind, Corp. and Dominick & Dominick LLC, incorporated by reference to Exhibit 10.4 to Helix Wind, Corp’s Current Report on Form 8-K filed on August 6, 2009

10.8
Letter of Intent, dated August 14, 2009, between Helix Wind, Corp., Abundant Renewable Energy, LLC and Renewable Energy Engineering, LLC, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on August 19, 2009

10.9
Stock Purchase Agreement, dated September 2, 2009, by and among  Helix Wind, Corp.,Venco Power GmbH, Fiber-Tech Products GmbH, Weser Anlagentechik Beteiligungs GmbH and Clana Power Systems, Dr. Matthias Pfalz, Andreas Gorke and Reinhard Caliebe, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on September 3, 2009

10.10
Asset Purchase Agreement, dated September 9, 2009, among Helix Wind, Corp., Helix Wind, Inc., Abundant Renewable Energy, LLC, Renewable Energy Engineering, LLC, Robert W. Preus and Helen M. Hull, incorporated by reference to Exhibit 10.1 to Helix Wind, Corp’s Current Report on Form 8-K filed on September 15, 2009

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

Date: November 19, 2009