Form 10-K
period 2009-12-31
Helix Wind, Corp.
filed 2010-04-15
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

oTRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-52107

HELIX WIND, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4069588 (I.R.S. Employer Identification No.)

1848 Commercial Street, San Diego, California (Address of principal executive offices)	92113 (Zip Code)

(877) 246-4354 Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, Par Value $0.0001	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($3.01 per share), was approximately $ $52,907,802 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of June 30, 2009.

As of March 31, 2010, there were 60,895,662 shares of the issuer's common stock outstanding.  The common stock is the issuer's only class of stock currently outstanding.

In this report, unless the context indicates otherwise, the terms "Helix Wind," "Company," "we," "us," and "our" refer to Helix Wind, Corp., a Nevada corporation, and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge and new technologies may further increase competition;

●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

●	our ability to obtain future financing or funds when needed;

●	our ability to successfully obtain a diverse customer base;

●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

●	our ability to attract and retain a qualified employee base;

●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

●	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1. BUSINESS

General

The Company was incorporated under Nevada law on January 10, 2006 under the corporate name Terrapin Enterprises, Inc. On December 6, 2006, the Company merged its newly-formed, wholly-owned subsidiary, Black Sea Oil, Inc. into it and changed its corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006. Prior to the merger with Black Sea Oil, Inc., the  Company was focused on developing and offering interactive educational enrichment media programming specifically designed for children ages 6 to 12 years of age. Since December 2006, the Company has decided to seek and investigate a business combination with a private entity whose business presents an opportunity for its shareholders.

On February 11, 2009, the Company (then called “Clearview Acquisitions, Inc.”) completed its acquisition of Helix Wind, Inc., a Nevada corporation (“Helix Wind”) which was incorporated in the State of Nevada on September 12, 2006, by merging Helix Wind with and into Helix Wind Acquisition Corp., a wholly-owned subsidiary of the Company.  The Company then changed its name to our current name, “Helix Wind, Corp.”  The Company’s executive offices are located at 1848 Commercial Street, San Diego, California 92113.  The Company is engaged in the small wind turbine renewable energy business offering a paradigm breaking distributed power technology platform designed to produce electric energy from the wind.  In 2009, the Company  generated approximately $1,200,000 in revenues from sales of its vertical axis wind turbines.  The Company intends to utilize two distinct distribution channels to market and sell its products:  (i) direct sales to end users and certified distributors; and (ii) indirect or channel sales with certified distributors domestically and internationally.

Small Wind Turbine Business

The Company provides energy independence utilizing wind for residential, commercial and vertical market applications. Wind power is an abundant, renewable, emissions free energy source that can be utilized on large and small scales. The Company’s turbines offer a pollution free alternative to conventional energy sources.

The Company offers wind turbines in two sizes for electricity production. The S322 is rated at 2.0 kilowatts (kW) of power output while the S594 is rated at 4.0kW of power output.  The power output rating is based upon the instantaneous power output of the units, which varies with wind speed that is converted into electricity.  Both units are suitable for residential and commercial applications working as single unit installations or as an array arrangement of multiple units.  The Company’s products are positioned as simple, inexpensive, and easy-to-assemble systems that work in a wide range of wind conditions.  All wind turbines require wind to operate.

Vertical market applications the Company plans to offer, include turbines for liquid pumping for the petroleum industry, where injection pumping is required at off grid and remote locations, water pumping industry for off grid drinking water and agricultural applications in developing countries, Cell Tower installations, Digital billboards, and a host of others.

The Company’s business model is straightforward as it substantially out-sources its manufacturing functions to countries with labor cost advantages. Multiple vendors are intended to be utilized to minimize the risk of contractors copying full-scale designs and infringing upon the Company’s patents. The Company’s U.S. operations are expected to involve quality control, assembly, testing, and shipping (initial quality assurance and quality control will be done overseas during production and before shipment). The Company’s vendor manufacturers are expected to be ISO9000 certified. The Company intends to focus on processes that add greater value – design, development, and sales. The Company plans to maintain a minimal inventory; systems will be assembled, tested, packed, and shipped as orders flow in.

Small Wind Turbine Industry Overview

The U.S. small wind turbine market grew 78% and deployed an additional 17.3 megawatts (MW) of new capacity in 2008 according to the American Wind Energy Association’s Small Wind Turbine Market Study 2009.  The resulting efforts stated in the AWEA study include data that suggests the market deployed an additional 10,500 units and generated $77 million in additional sales over the prior years reported revenue and unit volume growth. The AWEA study states that 80MW of cumulative installed small wind capacity has been installed in the US alone. As outlined in this study, the industry projects a 30-fold growth within as little as five years despite a global recession, for a cumulative US installed capacity of 1,700 MW by the end of 2013. Much of this estimated growth will be spurred by the new eight-year 30% federal Investment Tax Credit passed by Congress in October 2008 and augmented in February 2009. Industry challenges to meeting its full potential are generally considered to be political, financial, and regulatory in nature, not technological.

The most favorable markets exist in states where policies, regulations, and incentives help lower the payback period. The leading domestic markets appear to be New York, Massachusetts, Pennsylvania, Colorado, California, Connecticut, Washington, Utah, Minnesota, Iowa and Illinois, but is changing rapidly as other states are following suit with renewable energy grants and tax credits. Small wind products manufactured by various US companies are mainly exported to Europe, Canada, China, and India. Residential applications (1-10 kW) - on-grid or off-grid - dominate the sales distribution. The grid-connected, residential-scale models account for the fastest growing segment.

In addition to distributed power generation for residences and businesses, the Company’s turbines are also ideal for applications in the following markets:

Cell Phone Towers

Grid-tied and off-grid cell phone towers, particularly in developing nations, often utilize diesel generators and batteries for primary and backup power. The Company’s turbines could be mounted in balanced pairs to generate primary and backup electricity for this application.  The Company is pursuing cell tower mounting systems with partners in Argentina, India, Canada and the U.S.

Liquids Pumping (water and petroleum)

Water Pumping: The Company’s turbines generate high amounts of torque, even at low wind speeds, and can be utilized to drive pneumatic pumps for field applications. Developing nations in South America and Sub-Saharan Africa are predominately comprised of agrarian, off grid economies. The Company’s turbines are ideally suited for water pumping installations in off-grid rural areas.

Injection Pumping: The petroleum industry increasingly finds itself operating in ever more remote and harsh environments; however, many manufacturing processes require reliable precision injection pumps at various stages. The Company turbines can be utilized in conjunction with compressor technology to reliably serve this function.

One of the key factors which we expect to fuel the increased adoption of renewable energy sources such as wind power is the increasing concerns of global warming and the growing pressure on governments to curb it.  Changing public opinion in the face of global warming and the resulting legislative mandates combined with falling net purchase costs of small wind systems and increasing utility supplied fossil fuel energy costs drive the growth of the small scale power generation segment. Federal and state policies, especially rebate programs and property tax exemptions, are boosting demand. Improvements in interconnection policies, net metering policies, local zoning statutes, and permitting processes will also play a growing role in increasing the demand for small scale power generation sources. Concerns about climate change and energy security are giving further impetus to increasing the demand in this market.

Digital Signage

Another rapidly growing small wind market is the billboard market and digital signage markets.  Billboards across the country can be easily powered by wind as they exist in an analogue format today while making the transition to digital sign billboards and displays over time.

Governmental Regulation

Each state is responsible for regulating the sale, installation and interconnection of alternative energy within their state.  Currently there is no Federal-level regulation that specifically controls the sale, distribution and installation of small wind turbines beyond general small business regulations.  The Public Utility Regulatory Policies Act of 1978, or PURPA, requires utilities to interconnect and purchase energy from small wind systems.  Individual utilities are permitted to regulate that process.

There is a Federal tax credit available to installers of small wind systems.  Owners of small wind systems with 100 kW of capacity and less can receive a credit for 30% of the total installed cost of the system, not to exceed $4,000.  The credit was available beginning October 3, 2008, the day the bill was signed into law, through December 31, 2016.  For turbines used for homes the credit is additionally limited to the lesser of $4,000 or $1,000 per kW of capacity.

Competition

The Company competes with all energy suppliers and manufacturers of energy producing equipment. The Company directly competes with manufacturers and suppliers of other vertical axis wind turbine (“VAWT”) systems, such as WePower Sustainable Energy Solutions, Windside Production Ltd., Mariah Power and OregonWind Inc., as well as indirectly with traditional horizontal axis wind turbine (“HAWT”) wind turbines.  To a lesser extent, the Company competes with providers of solar-thermal and solar-photovoltaic energy production systems (which still remain significantly more expensive despite many financial incentive programs to encourage adoption). We believe the Company’s aesthetic design; comparable generation capacity and lower production cost lend the Company’ competitive advantages over both traditional horizontal axis wind propeller designs and emerging technologies. One of the main distinguishing advantages of the Company is the ability to remotely monitor the wind turbine through our proprietary Wind Turbine Monitoring System (WTMS.)  The WTMS will monitor wind speed, generator output and, via algorithms other turbine functions. The Company’s WTMS can enable a turbine owner to remotely monitor the functionality of the turbine from any computers web browser any time and from any location. The monitoring system will also allow the Company to develop its own database of wind speed data and performance metrics, facilitate customer demand side management and enable predictive generation modeling.  One disadvantage for the Company currently is that several competitors have longer operating histories and significantly more financial resources.

Intellectual Property

The Company owns all rights, title and interest in one currently pending U.S. patent application, one currently pending Patent Cooperation Treaty (“PCT”) patent application, and two U.S. federal trademark registrations.

The U.S. and PCT patent applications both cover the same technology, namely vertical axis wind turbines with segmented Savonius rotors.  The Savonius rotor is assembled by interlocking several relatively small and easily manageable individual blade segments.  This unique segmented design has several advantages over traditional vertical axis wind turbine designs, including ease of manufacturing, ease of assembly, and suitability for residential use.

The U.S. patent application (serial no. 11/705,844) was filed on February 13, 2007 and first published on August 14, 2008 as U.S. patent application publication no. 2008/0191487.  The application remains pending by the U.S. Patent Office.  Assuming a patent is granted and that no patent term adjustments are made, the patent will expire on February 13, 2027.

The PCT patent application (serial no. PCT/US2008/001983) was filed on February 13, 2008 and claims priority to the Company’s U.S. patent application serial no. 11/704,844.  The International Searching Authority issued a Written Opinion on July 1, 2008.  Helix Wind responded to the Written Opinion on September 30, 2008.  The application has not yet entered the national phase in any country, although Helix Wind may prosecute the application in all 138 PCT contracting states.  The term of any patent that issues in a foreign country depends on the law of that country, but in general is 20 years from the filing date.

The Company owns U.S. federal trademark registration no. 3,524,780 for “HELIX WIND,” registered on October 28, 2008.  The registration is due for renewal on October 28, 2018.  Helix Wind also owns U.S. federal trademark registration no. 3,506,184 for “E2 ENERGY (R)EVOLUTION,” registered on September 23, 2008.  The registration is due for renewal on September 23, 2018.  Both of these U.S. federal trademark registrations are in International Class 007 for use in connection with “wind turbines and accessories for wind turbines.”

Research and Development

Our research and development initiatives have been directed at improving the efficiency and reliability of our wind turbines, the development and completion of the Wind Turbine Monitoring System (WTMS), Partnering with our inverter manufacturer to improve on the inverters interaction with the turbine generator and development of other power electronics.  During 2009, our research, development and engineering expenses were approximately $700,000, primarily related to product development and testing.  Future research and development will focus on the continued improvement of our current wind turbines performance.  Enhancing the WTMS with new functionality and developing proprietary power electronics. In addition we will focus on operating process quality improvements within our manufacturing facilities and looking at ways to reduce product cost of goods.

Employees

As of the date of this report, we have 4 full-time employees, no part-time employees and 2 independent contractors.    The Company had a reduction in force in February to reduce its cost until it was able to close a capital raise to sustain the operation and build its infrastructure.  The Company plans to bring back several of the employees provided it can raise additional capital.  We believe our relationships with our current employees are good.  We also retain a limited number of independent contractors to perform projects.  To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.

Available Information

A copy of our annual report on Form 10-K for our fiscal year ended December 31, 2009 will be furnished without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of the Company at such date to any person who was a beneficial owner of our common stock on the record date.  Requests should be directed to the Corporate Secretary at the address on the cover page to this report.   Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.helixwind.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related To Our Financial Condition and Our Business

Our auditors have expressed substantial doubt about our ability to continue as a “going concern.”  Accordingly, there is significant doubt about our ability to continue as a going concern.

Our business began recording revenues in 2009 and we may never become profitable. As of December 31, 2009, we had an accumulated deficit of $55,909,285 and a negative working capital of $33,495,333. A significant amount of capital will be necessary to advance the development of our product to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2009.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going concern”, you may lose your entire investment in us.

We do not have sufficient cash on hand. If we do not generate sufficient revenues from sales among other factors, we will be unable to continue our operations.

We estimate that within the next 12 months we will need $5,000,000 for operations, and we do not have sufficient cash on hand to meet this requirement. Although we are seeking additional sources of debt or equity financings, there can be no assurances that we will be able to obtain any additional financing.  We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate enough operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a limited operating history and if we are not successful in continuing to grow the business, then we may have to scale back or even cease ongoing business operations

We have a very limited history of revenues from operations ($1,200,000 to date). We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to sign customer contracts or operate on a profitable basis. As we are in the early production stage, potential investors should be aware of the difficulties normally encountered in commercializing the product. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We anticipate that we will require up to $5,000,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy.  We currently do not have any contracts or commitments for additional financing.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

We have significant debt obligations, and if we fail to restructure or repay or outstanding indebtedness, the lenders may take actions that would have a material adverse impact on the Company.

The Company has significant outstanding indebtedness.  As of the date of this report, the Company had an aggregate outstanding balance of $3,479,500 in convertible debt obligations (including accrued interest).  If the lenders under these convertible notes do not convert and demand repayment, the Company does not have the cash to pay its debt obligations.  Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company.  If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

If we are unable to continue to retain the services of Messrs. Scott Weinbrandt or Kevin Claudio, or if we are unable to successfully recruit qualified managerial and company personnel having experience in the small wind turbine industry, we may not be able to continue operations.

Our success depends to a significant extent upon the continued services of Mr. Scott Weinbrandt, Chairman, CEO and President, and Kevin Claudio, Chief Financial Officer. The loss of the services of Messrs. Weinbrandt or Claudio could have a material adverse effect on our growth, revenues, and prospective business. Both of these individuals are committed to devoting substantially all of their time and energy to us through their respective employment agreements. Any of these employees could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our wind turbines, and we may face challenges hiring and retaining these types of employees.

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

As of December 31, 2009, we had an accumulated deficit of $55,909,285.  We expect to derive our future revenues from sales of our systems, however, these revenues are highly uncertain.  We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

We were recently sued by one of our distributors and may face additional lawsuits in the future

We were recently named in a lawsuit by one of our distributors for claims which include misrepresentation, breach of contact, breach of warranties and unfair practices under consumer protection statutes relating to our products and performance under the distribution agreement.  While we believe we have defenses to these claims, there is a potential that the claims could be decided against us, which could result on our obligation to pay damages to the distributor, which would have an adverse effect on our financial condition.  Additionally, we could face similar lawsuits from distributors or customers in the future.

If we can not assemble a large number of our systems, we may not meet anticipated market demand or we may not meet our product commercialization schedule.

To be successful, we will have to assemble our systems in large quantities at acceptable costs while preserving high product quality and reliability.  If we cannot maintain high product quality on a large scale, our business will be adversely affected.  We may encounter difficulties in scaling up production of our systems, including problems with the supply of key components, even if we are successful in developing our assembly capability, we do not know whether we will do so in time to meet our product commercialization schedule or satisfy the requirements of our customers.  In addition, product enhancements need to be implemented to various components of the platform to provide better overall quality and uptime in high wind regimes.  The system is now rated to support 100 mph sustained winds.  The implementation of the enhancements to our system may also delay significant production by requiring additional manufacturing changes and technical support to facilitate the manufacturing process.

If we are unable to raise sufficient capital, we may not be able to pay our key suppliers.

Our ability to pay key suppliers on time will allow us to effectively manage our business.  Currently we have a large outstanding liability with our product manufacturer that is inhibiting us from receiving additional units at this time.  In addition, we have other large outstanding accounts payable with key suppliers that may inhibit the Company from receiving system product in the future.

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

We are in the process of shipping our third production run of units and continue to improve on the products performance capabilities, but any unforeseen problems relating to the units operating effectively in the field could have a negative impact on adoption, future shipments and our operating results.

We are  to establish and maintain  required disclosure controls and procedures and internal controls over financial reporting and to meet the public reporting and the financial requirements for our business.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Risks Related to Common Stock

There is a significant risk of our common shareholders being diluted as a result of our outstanding convertible securities.

We have 60,895,662 shares of common stock issued and outstanding as of March 31, 2010, and if all our outstanding options and warrants were exercised, we would have 19,296,028 additional shares of common stock issued and outstanding.   We also have outstanding an aggregate of $2,718,037 of 9% Convertible Notes as of March 31, 2010 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes.  In addition, we recently completed a financing described in this report with St. George Investments, LLC pursuant to which we issued a convertible note and warrants which, if exercised, would result in a significant amount of additional shares of common stock outstanding.  Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  Accordingly, a common shareholder has a significant risk of having its interest in our company being significantly diluted.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation authorize the issuance of 1,750,000,000 shares of common stock, $.0001 par value per share and 5,000,000 shares of preferred stock, $.0001 par value per share.   As discussed above, we had 60,895,662 shares of common stock outstanding as of March 31, 2010, and a significant amount of additional shares issuable upon exercise and conversion of our outstanding warrants, stock options and convertible notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal office at 1848 Commercial Street, San Diego, California 92113, pursuant to a lease entered into effective November 1, 2008, basic monthly rent is $7,125 per month.  Helix Wind’s current office space consists of approximately 1,666 square feet and is believed to be suitable and adequate to meet current business requirements.  The lease term is month to month and the Company has provided notice to its landlord that it intends to vacate the premises as of April 30, 2010.  The Company intends to relocate its headquarters in San Diego, California and has identified suitable facilities.

The Company also leases a test site for its wind turbines in California for $450 per month.  The initial term of this lease was November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years with no increase in rent during the renewal period.  The lease was renewed and now matures October 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.    The Company intends to defend itself in the lawsuit.  Waterline is currently a distributor of the Company’s products.

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, County of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.  The Company intends to negotiate a payment plan to resolve the outstanding balance and is currently in communication with Crystal management to reach agreement on terms.

Effective April 1, 2010, the Company completed a Settlement Agreement and Mutual Release with Kenneth O. Morgan pursuant to which the Company paid Kenneth O. Morgan the amount of $150,000 in settlement of the previously announced litigation between the parties.  Pursuant to the terms of the Settlement Agreement, Kenneth O. Morgan has agreed to dismiss his lawsuit against the Company and Scott Weinbrandt, and the Company has agreed to dismiss its counterclaims against Kenneth O. Morgan.  This summary of the settlement agreement is not complete, and is qualified in its entirety by reference to the full text of the settlement agreement that is attached as an exhibit to our Current Report on Form 8-K field with the SEC on April 6, 2010.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “HLXW.” Prior to April 24, 2009, the Company’s stock was listed on the OTC Bulletin Board under the symbol “CVAC.”  The high and low bid quotations of our common stock as reported by NASDAQ and/or Yahoo Finance for the periods indicated below, all prior to the merger, are:

Period	High	Low
Quarters Ended:

March 31, 2008	$0.21	$0.06
June 30, 2008	$0.25	$0.07
September 30, 2008	$0.25	$0.05
December 31, 2008	$10.00	$0.01
March 31, 2009	$2.10	$1.50
June 30, 2009	$3.03	$1.60
September 30, 2009	$3.08	$2.26
December 31, 2009	$3.30	$2.19

The foregoing reflects inter-dealer prices without retail mark-up, markdown or commissions or may not represent actual transactions.

Dividend Policy

The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Holders of Record

As of March 31, 2010, 60,895,662 shares of our common stock were issued and outstanding, and held by more than 3,000 stockholders of record.

Recent Sales of Unregistered Securities

None, other than as previously reported in our Forms 10Q and Forms 8-K.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes presented herein.  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" below.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the year ended December 31, 2009. This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

The comparability of our financial information is affected by our acquisition of Helix Wind, Inc. in February of 2009. As a result of the acquisition, financial results reflect the combined entity beginning February 11, 2009. For further discussion of the acquisition see note 1 of the financial statements.

Certain statements contained in this Form 10-K are forward-looking in nature and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results.

Overview

The Company is a small wind vertical axis turbine (VAWT) solutions company focused on the renewable energy small wind market as defined by less than 110kW by the AWEA.  We develop or acquire small wind products and solutions for different vertical markets worldwide.  The Company is engaged in the design, manufacturing and sale of small wind vertical axis turbines designed to generate 2.0kW and 4.0kW of clean renewable electricity.

The Company provides energy independence utilizing wind as resource that never runs out.  Wind power is an abundant, renewable, emissions free energy source that can be utilized on large and small scales.  At the soul of the Company lies the belief that energy self sufficiency is a responsible and proactive goal that addresses the ever-increasing consequences of legacy energy supply systems.

Plan of Operations

The Company’s strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

Revenues

We generate substantially all of our net sales from the sale of small wind turbines. The Company uses a mix of direct and indirect sales as its distribution model.  Direct sales personnel are employed to offer a direct face to face relationship with the customer as appropriate to manage large opportunities that may later involve or be turned over to one of our distributor partners. This model exits in the United States only.  The Company partners with key Distributors outside of the United States representing the Company on a Global basis to provide a key selling presence directly to the customer. We continue to add additional distributors by territory and region depending on need and market requirements. Our structure is built on a non-exclusivity of territory model.  Therefore, we define a reasonable territory the distributors can cover from a sales and service point of view. We require each Distributor Partner to sell a minimum volume of product on an annual basis in order to keep their relationship with the Company valid. A U.S. retail price is established by the Company as the base line from which all distributors quote prices, and which must be adhered to by all distributors as a condition of their agreement with the Company. Pricing in the Euro zone is subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Distributors must adhere to the price guidelines which are based on our U.S. retail price. Confirmation of an order is given on receipt of a signed purchase agreement with a 50% deposit in U.S. dollars.  Sales are recognized and title and risk is passed on delivery to customers in the United States and by delivery CIF to international locations. Our customers do not have extended payment terms or rights of cancellation under these contracts.  No single customer accounted for more than 15% of our revenue for the year ended December 31, 2009.

Cost of Sales

Our cost of sales includes the cost of raw material and components such as blades, rotors, invertors, and other components.  Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers and East West, a Thailand company that manages the manufacturing and distribution of our products.  Overall, we currently expect our cost of sales per unit to decrease as we increase production lots in the future to meet the product demands from our customers.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, selling seasonality, distributor discounts, foreign exchange rates, and our manufacturing costs.  Another factor impacting gross profits is the increase of production going forward.  As a result of the above, gross profits may vary from quarter to quarter and year to year.

Research and Development

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Recent Developments

On February 2, 2010, the Company closed a financing transaction under a note and warrant purchase agreement dated January 27, 2010 with St. George Investments, LLC.  The Company issued a convertible promissory note dated January 27, 2010 in the aggregate principal amount of $780,000 and a five year warrant to purchase up to an aggregate of 300,000 shares of the Company’s common stock subject to an exercise price of $1.25 per share.

On February 2, 2010, the previously announced Asset Purchase Agreement executed with Abundant Renewable Energy (ARE) on September 9, 2009 was terminated and as a condition of the termination the Company had to issue 1,101,322 shares of restricted common stock to ARE.

On February 16, 2010, the previously announced Purchase Agreement executed with Venco Power GmbH, a German company, on September 3, 2009 was terminated.

On February 16, 2010, the Company received notice from St. George Investments, LLC notifying the Company that an event of default had occurred under the convertible secured promissory note executed January 27, 2010.  As a result, 4,800,000 shares of common stock pledged to St. George by the Company’s CEO were surrendered to St. George.  Also, a trigger event under the note occurred which results in a 125% increase in the outstanding amount under the note and an increase in the interest rate under the note to 18%.

On March 5, 2010, the Company entered into a note purchase agreement and convertible secured promissory note in the principal amount of $132,000 with St. George Investments, LLC.  The note accrues interest at a rate of 18% and the note is due on the first to occur between the date that is three months from the date of the note or the Company raises in excess of $500,000 from investors or lenders subsequent to the date of the note.

Effective March 8, 2010, the Company’s former Chief Executive Officer and a director, Ian Gardner resigned, and a former director of the Company, Gene Hoffman resigned.  The Company entered into a Separation Agreement and Release (the “Settlement Agreement”) with Mr. Gardner effective as of March 8, 2010 pursuant to which the Company agreed to (i) pay Mr. Gardner $188,722 for certain historical obligations to him, of which $94,361 was paid upon execution of the Separation Agreement, and the remaining $94,361 shall be payable upon the completion of a Company financing resulting in gross proceeds of $1,000,000 of more; (ii) execute the Convertible Note in the amount of $144,833 discussed below; (iii) issue him 4,800,000 shares of Company common stock; and (iv) certain other provisions as contained in the Separation Agreement.  The description of the terms of the Separation Agreement is qualified by reference to the form of the Separation Agreement which is filed as an exhibit to the Company’s Form 8-K filed on March 11, 2010.  In connection with the Separation Agreement, on March 8, 2010, the Company also executed a Convertible Note (the “Convertible Note”) in the principal amount of $144,833 in favor of Mr. Gardner.  The Convertible Note accrues interest at the rate of 9% and, unless converted into shares of Company common stock as provided in the Convertible Note, is due and payable on August 22, 2012.  The description of the terms of the Convertible Note is qualified by reference to the form of the convertible note which is filed as an exhibit to the Company’s Form 8-K filed on March 11, 2010.

Effective March 8, 2010, Scott Weinbrandt, the Company’s Chairman & President, was appointed as Chief Executive Officer.

On March 8, 2010, Gene Hoffman, a member of the Company’s Board of Directors since June 2009, resigned from the board.

Recent Financing

Effective as of April 1, 2010, the Company closed the financing transaction under a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with St. George Investments, LLC, an Illinois limited liability company (the “Investor”) pursuant to which, among other things, the Company issued (i) a convertible secured promissory note in the aggregate principal amount of $779,500 (the “Note”) and (ii) a five-year warrant (the “Warrant”) to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to adjustment, with an exercise price of $.75 per share. The Warrant contains a cashless exercise provision. The Purchase Agreement also contains representations, warranties and indemnifications by the Company and the Investor.  The Company also entered into a Registration Rights Agreement with the Investor in which the Company has agreed to prepare and file with the SEC, as soon as practicable after the closing date, but no later than sixty (60) days from the closing date, a registration statement registering for resale by the Investor of no fewer than 20,000,000 shares of Common Stock.

The Purchase Agreement also provides that, subject to meeting certain conditions, including the Company’s filing of a registration statement with the SEC within sixty (60) days of the initial closing date, and no Event of Default has occurred under any of the notes, the Investor will loan to the Company an additional $130,000 (the “Additional Notes”) on or about each monthly anniversary of the issuance of the Note during the four consecutive calendar months immediately following such issuance of the Note, for a total aggregate additional net purchase price of $400,000 (after deducting the original issue discount amounts).  Upon the issuance of each additional note, the Company would also issue to the Investor an additional five year Warrant to purchase up to 250,000 shares of Common Stock with an exercise price of $.75 per share (the “Additional Warrants”).

The obligations of the Company to the Investor are secured by a pledge (the “Stock Pledge Agreement”) made by Kenneth O. Morgan, a Company shareholder, of 4,800,000 of his shares of common stock of the Company. The Company also executed and delivered a Confession of Judgment in favor of the Investor.

In connection with the Stock Pledge Agreement, the Company agreed to place 6,000,000 shares of Company Common Stock into escrow for the benefit of Kenneth O. Morgan.  Under the terms of the escrow agreement, Kenneth O. Morgan would be entitled to receive the 6,000,000 shares of Company Common Stock in the event his shares are forfeited to the Investor under the Pledge Agreement.

In connection with the financing, Dominick & Dominick, the placement agent, received a cash payment of $48,000, and will receive an additional $8,000 upon the issuance of each Additional Note, and the issuance of warrants to Dominick & Dominick (or their designee) to purchase 80,000 shares of common stock. The warrants have the same terms as those issued to Investor.

The following is a brief summary of each of those agreements. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that are attached as exhibits to our Current Report on Form 8-K filed with the SEC on April 6, 2010. Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

Purchase Agreement

Pursuant to the Purchase Agreement, so long as the Note is outstanding, the Company will not (i) incur any new indebtedness for borrowed money without the prior written consent of the Investor; provided, however the Company may incur obligations under trade payables in the ordinary course of business consistent with past practice without the consent of the Investor; (ii) grant or permit any security interest (or other lien or other encumbrance) in or on any of its assets; and (iii) enter into any transaction, including, without limitation, any purchase, sale, lease or exchange of property or the rendering of any service, with any affiliate of the Company, or amend or modify any agreement related to any of the foregoing, except on terms that are no less favorable, in any material respect, than those obtainable from any person who is not an affiliate.

Note and Additional Notes

The Note has an original issue discount of $180,000 and an obligation to pay $7,500 of the Investor’s transaction fees. Accordingly, the amount provided under the Note is $592,000.  The Note matures on the earlier of 6 months from the date of issuance or when the Company raises in excess of $500,000. If there is a default the Note will accrue interest at the rate of 15% per annum. The Note is convertible into Common Stock at a price per share as calculated under the terms provided in the Note based on the trading price of the Company's stock. The number of shares the Note is convertible into is subject to customary anti-dilution provisions.

The Note provides that upon each occurrence of certain liquidity events, as defined in the Note, (i) the outstanding balance of the Note shall accrue interest at the rate of 15% per annum until this Note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the Note is repaid in full, to accelerate the outstanding balance under the Note, and exercise default remedies under and according to the terms of the Pledge Agreement.

An Event of Default  under the Note includes (i) a failure to pay any amount due under the Note when due; (ii) a failure to deliver shares upon conversion of the Note; (iii) the Company breaches any covenant, representation or other term or condition in the Purchase Agreement, Note or other transaction document; or (vi) upon bankruptcy events.  For so long as no Event of Default shall have occurred under the Note, the Investor shall remain obligated to purchase the Additional Notes and Additional Warrants according to the terms and subject to the conditions of the Purchase Agreement.

Each of the four Additional Notes in the principal amount of $130,000 each have substantially similar terms to the terms of the Note; provided, however each Additional Note matures on the earlier of 6 months from the date of issuance or when the Company raises in excess of $1,000,000.  The amount to be provided under each Additional Note is $100,000 after the original issue discount.

 Warrant and Additional Warrants

The Warrant provides the holder the right to purchase up to 2,500,000 shares of Common Stock, subject to adjustment as described in the Warrant, at an exercise purchase price of $.75 per share.  The Warrant is exercisable for five years, commencing from the date of issuance. The Warrant has anti-dilution and cashless exercise rights. If the Company fails to deliver shares issuable upon exercise of the Warrant within three days, the Company shall pay the Investor $100 per day for each $10,000 of exercise price subject to the delivery default.

Each of the four Additional Warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $.75 per share has substantially similar terms to the terms of the Warrant.

Other Terms

The Note, Additional Notes, Warrant and Additional Warrants contain certain limitations on conversion and exercise. They provide that no conversion or exercise may be made if, after giving effect to the conversion and/or exercise, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock.

Other than Excepted Issuances (described below), if the Note, Additional Notes, Warrant and Additional Warrants are outstanding, the Company agrees to issue shares or securities convertible for shares at a price (including an exercise price) which is less than the conversion price of the Note or exercise price of the Warrant, then the conversion price and exercise price, as the case may be, shall be reduced to the price of any such securities. The only Excepted Issuances are (i) the Company’s issuance of securities to strategic licensing agreements or other partnering agreements which are not for the purpose of raising capital and no registration rights are granted and (ii) the Company’s issuance to employee, directors and consultants pursuant to plans outstanding.

The Note, Additional Notes, Warrant and Additional Warrants were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Investor in connection with the offering.

Revenues

Revenue increased by $1,234,874 from $4,500 for the year ended December 31, 2008 to $1,239,374 for the year ended December 31, 2009, primarily as a result of shipping 66 S322 models and 60 S594 models to customers during 2009.  The Company was in its development stage and did not generate any revenues from product sales for the year ended December 31, 2008 but did record $4,500 from three feasibility studies during 2008.

Cost of Revenues

The cost of revenues of $950,046 for the year ended December 31, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers for the year ended December 31, 2009.  There was no revenue from product sales and therefore, no cost of revenues for the year ended December 31, 2008.

Gross profit

Gross profit increased by $284,828 from $4,500 for the year ended December 31, 2008 to $289,328 for the year ended December 31, 2009, reflecting an increase in revenue. The Company’s first product shipments to customers occurred in 2009.  Prior to 2009, the Company was in its development stage.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense increased by $973,240 from $369,812 for the year ended December 31, 2008 to $1,343,052 for the year ended December 31, 2009, primarily as a result of the increase of $279,167 relating to product development and testing that continued to increase during the period as well as $694,073 recorded for share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense increased by $17,053,176 from $1,613,392 for the year ended December 31, 2008 to $18,666,568 for the year ended December 31, 2009, primarily as a result of the increase of $14,604,027 recorded for share based payments related to stock options, compensation to management and employees increasing by $811,325, rent increasing by  $50,953, professional fees increasing by  $450,234, insurance increasing by  $90,055, shipping increasing by $241,631, marketing and advertising increasing by $422,300, warranty expenses increasing by  $109,750, outside services increasing by $210,522 and other various expenses increasing by $62,379.

Other income (expense)

Other expenses increased by $33,237,378 from $139,828 for the year ended December 31, 2008 to $33,377,206 for the year ended December 31, 2009 primarily as a result of interest expense recorded for the accrued interest and fair value of the 9% convertible of $22,204,164, loss on debt extinguishment of $12,038,787 and a favorable change in the fair value of derivative liability that decreased other expenses by $1,005,573.

Provision for income taxes

We made no provision for income taxes for the years ended December 31, 2009 and 2008 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

The net loss increased by $50,979,766 from $2,118,532 for the year ended December 31, 2008 to $53,098,298 for the year ended December 31, 2009, primarily as a result of the change in the fair value of the derivative liability of $1,005,573, interest expense of $22,204,164 recorded for the fair value and accrued interest of the 9% convertible notes, recording of share based compensation of $15,298,100, and loss on debt extinguishment of $12,038,687, all non-cash charges. The remaining amount of net loss relates to various operational, general and administrative and other expenses for growing existing business.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has negative working capital of approximately $33,495,333 and an accumulated deficit of approximately $55,909,285 at December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009 and December 31, 2008, the Company had a working capital deficit of approximately $33,495,333 and $2,742,000 respectively.  The negative working capital in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $30,854,755, short term debt of $930,528, accounts payable of approximately $1,120,020 and other changes to various accounts totaling $590,030 and the negative balance in 2008 results primarily from notes payable of $2,072,000, accounts payable of $449,215 and various other accrued liabilities of $220,700.   The net loss of approximately $53,098,298 for the year ended December 31, 2009 was comprised of approximately $921,392 for research and development, $756,676 for sales and marketing, $15,298,100 for share based compensation expense for stock options, $33,377,206 of interest, loss on debt extinguishment and change in fair value of derivative liability  relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  The net loss of approximately $2,118,532 for the year ended December 31, 2008 was comprised of approximately $369,812 for research and development and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the year ended December 31, 2009 totaled $3,415,229 resulting primarily from funding from the issuance of convertible notes payable and cash provided from financing activities at December 31, 2008 totaled $1,783,513 resulting primarily from the funding from the issuance of convertible notes payable.

The Company has funded its operations to date through the private offering of debt and equity securities.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital. We currently anticipate that we will need $5,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead, integration of acquisitions and working capital purposes.

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail its operations.

On February 11, 2009, the Company exchanged existing convertible notes (12% notes) for 9% convertible notes. In addition to the stated interest rate, the exchange transaction also modified the conversion rate as well as the issuance of 5,753,918 warrants to the various convertible note holders.  The total amount of the 12% notes exchanged was $2,234,579.  This amount included principal plus accrued interest charges and other charges.   In addition, the Company issued new convertible 9% notes subsequent to February 11, 2009 for $2,870,365 as of December 31, 2009.

Contractual Obligations

The Company exchanged 12% convertible notes of the Company for its own 9% convertible notes during the first quarter as a part of the merger transaction with the Company.  The new notes are convertible into common shares of the Company’s stock at a conversion price $0.50 per share, as such conversion price is subject to adjustment as provided in the convertible notes.  In addition, for each share of common stock into which such notes can convert, the noteholder received one warrant at an exercise price of $0.75, as such exercise price is subject to adjustment as provided in the warrants.  In addition, subsequent to the reverse merger transaction on February 11, 2009, the Company issued new 9% convertible notes and warrants with the same terms and conditions described above.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. The Company has appropriately evaluated its equipment and patents for impairment as of December 31, 2009 and 2008 and through each period and does not believe that the assets are impaired as of each reporting date. Management will continue to assess the valuation of its equipment and patents as it restructures.

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

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2009, nor do we have any as of the date of this Form 10K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included beginning on page F-1 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2009, the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We have identified material weaknesses in our internal control over financial reporting related to the following matters:

●
We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

●
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

●
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

●	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

For the year ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers as of the date of this report:

Name	Age	Positions and Offices Held
Scott Weinbrandt	49	Chief Executive Officer, President and Chairman of the Board
Kevin K. Claudio	53	Chief Financial Officer and Vice President

The business address of our officers and directors is c/o Helix Wind, Corp., 1848 Commercial Street, San Diego, California 92113.  Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Scott Weinbrandt has been the President and Chairman of the Board of Helix Wind since June 1, 2008, and our Chief Executive Officer since March 8, 2010. Prior to such time, Mr. Weinbrandt held the position of founder, Chairman, and Chief Executive Officer from 2006 through 2007 at GoPaperless Solutions, Inc., a solutions provider of hardware and software for encrypted signature technology. After being at Dell Computer for ten years, Mr. Weinbrandt worked as a Technology Consultant in 2002 for Solana Capital Partners, a venture capital firm, and from 2003 through 2005 as Senior Vice President and General Manager, Enterprise Systems Division and Senior Vice President, Gateway Business Division of Gateway Inc. Mr. Weinbrandt holds a Bachelors of Science degree in Computer Science from San Diego State University.

Kevin K. Claudio has been Vice President and Chief Financial Officer of Helix Wind since December 1, 2008. For two years beginning in 2006, Mr. Claudio was the CFO of Remote Surveillance Technologies, a full service electronic security company with remote video monitoring.  From 2004 through 2005, he was the acting CFO for cVideo, a spin off of Cubic Corporation that developed software-based integrated digital video applications and surveillance and loss prevention systems solutions for commercial and security applications. Mr. Claudio, was previously the Vice President & CFO of a Titan subsidiary from 1999-2003. Mr. Claudio graduated from Fairmont State College in Fairmont, West Virginia with a Bachelor of Science Degree in Accounting and is a Certified Public Accountant (California-inactive).

 During the past five years none of our officers and directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity as director or an executive officer of us, and none of them have been affiliated with any company that been involved in bankruptcy proceedings.

Section 16(a) beneficial reporting compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock.  Copies of such reports are required to be furnished to us.  We are not aware of any instances in fiscal year ended December 31, 2009 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2009, 2008 and 2007 for services rendered to our Company in all capacities by all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2009, regardless of compensation level. Other than such persons, there are no individuals who served as officers at December 31, 2009 or at any time during the year and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)

Ian Gardner(1)	2009 2008 2007	191,667(2) 126,000(3) 111,667(4)			4,338,325			2,644(5)	4,529,992 128,644 111,667

Scott Weinbrandt	2009 2008 2007	217,780(6) 133,333(7) 0			7,245,176			4,464(8)	7,462,956 137,797 0

Kevin Claudio	2009 2008 2007	167,708(9) 39,583 0			2,087,273			840(10)	2,254,981 40,423 0

(1)	Ian Gardner was the Chief Executive Officer and a director of the Company until his resignation effective March 8, 2010.
(2)	Mr. Gardner was paid $191,667 in 2009 and $29,166 accrued in 2009, a portion of which was paid on March 8, 2010 in connection with his Settlement Agreement.
(3)	Mr. Gardner was paid $62,000 in 2008 and $64,000 accrued in 2008, a portion of which was paid on March 8, 2010 in connection with his Settlement Agreement.
(4)	Mr. Gardner was paid $36,000 in 2007 and $75,667 accrued in 2007, a portion of which was paid on March 8, 2010 in connection with his Settlement Agreement.
(5)	Comprised of health insurance benefits.
(6)	Mr. Weinbrandt was paid $217,780 in 2009 which included payment of a past accrual of $26,114 and accrued $29,166 which was not paid.
(7)	Mr. Weinbrandt was paid $107,219 in 2008 and accrued $26,114, which was not paid.
(8)	Comprised of reimbursement of relocation expenses of $3,200 and health insurance benefits of $1,264.
(9)	Mr. Claudio was paid $167,708 in 2009 and accrued $7,292 which was not paid.
(10)	Comprised of health insurance benefits.

We have no pension, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans, other than the Share Employee Incentive Stock Option Plan for 13,700,000 shares of common stock of the Company.

Except as otherwise may be provided in their individual agreements, each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

Employment Agreements with Executive Officers

As of December 31, 2009, the Company had employment agreements with Ian Gardner, Kevin Claudio and Scott Weinbrandt with the following terms:

Ian Gardner

The Company had an employment agreement with Mr. Gardner to serve as Chief Executive Officer, effective June 1, 2008, as amended January 26, 2009, and effective for an initial term until December 31, 2010. The employment agreement was terminated as of March 8, 2010 in connection with Mr. Gardner’s resignation. Pursuant to the agreement, Mr. Gardner will receive: $100,000 annually from January 1, 2007 through July 31, 2008; $200,000 annually August 1, 2008 through July 31, 2009; $250,000 annually from August 1, 2009 through July 31, 2010; and $300,000 annually from August 1, 2010 through December 31, 2010.  Mr. Gardner is also entitled to participate in the Company’s incentive compensation plan, if any, may receive an annual bonus at the discretion of the Board of Directors and a $75,000 signing bonus upon the closing of a series A financing.  In addition, Mr. Gardner is entitled to participate in certain benefit plans in effect for the Company employees, along with a vehicle allowance, vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  Mr. Gardner has also been granted an option to purchase 3,253,740 shares of the Company’s common stock pursuant to the Company’s new stock option plan.  In the event that Mr. Gardner terminates the employment agreement for “Good Reason” (as defined therein) or the Company terminates the employment agreement without “Cause” (as defined therein), Mr. Gardner will be entitled to a severance payment of the amount of the sum of Mr. Gardner’s base salary that would have been earned through the greater of the remainder of the initial term or three hundred and sixty five (365) days, and an amount equal to his average bonus for the immediately preceding two years.

Kevin Claudio

The Company has an employment agreement with Mr. Claudio to serve as Chief Financial Officer, effective December 1, 2008, as amended January 26, 2009. Pursuant to the agreement, Mr. Claudio will receive compensation of $14,583.33 per month. In addition, Mr. Claudio is entitled to participate in certain benefit plans in effect for the Company employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  Mr. Claudio has also been granted an option to purchase 610,000 shares of the Company’s common stock pursuant to the Company’s new stock option plan upon the Company’s successful completion of a $2 million financing and a bonus of up to $50,000 upon the Company’s successful completion of a $3 million financing.

Scott Weinbrandt

The Company has an employment agreement with Mr. Weinbrandt to serve as President, effective June 1, 2008, as amended January 26, 2009, and effective for an initial term until December 31, 2010. Pursuant to the agreement, Mr. Weinbrandt will receive: $100,000 annually from February 1, 2008 through July 31, 2008; $200,000 annually August 1, 2008 through July 31, 2009; $250,000 annually from August 1, 2009 through July 31, 2010; and $300,000 annually from August 1, 2010 through December 31, 2010.  Mr. Weinbrandt is also entitled to participate in the Company’s incentive compensation plan, if any, may receive an annual bonus at the discretion of the Board of Directors and a $75,000 signing bonus upon the closing of a series A financing.  In addition, Mr. Weinbrandt is entitled to participate in certain benefit plans in effect for the Company employees, along with a vehicle allowance, reimbursement for relocation expenses, and vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  Mr. Weinbrandt has also been granted an option to purchase 5,337,500 shares of the Company’s common stock pursuant to the Company’s new stock option plan. In the event that Mr. Weinbrandt terminates the employment agreement for “Good Reason” (as defined therein) or the Company terminates the employment agreement without Cause (as defined therein), Mr. Weinbrandt will be entitled to a severance payment of the amount of the sum of Mr. Weinbrandt’s base salary that would have been earned through the greater of the remainder of the initial term or three hundred and sixty five (365) days, and an amount equal to his average bonus for the immediately preceding two years.  The employment agreement automatically renews for three year periods thereafter unless terminated pursuant to the agreement.

Director Compensation

Messrs. Gardner and Weinbrandt each entered into Board of Directors Service and Indemnification Agreements with the Company, pursuant to which, each of them are entitled to receive an annual stipend of $10,000 annually to be paid on a quarterly basis of $2,500 and an option to purchase 25,000 shares of the common stock of the Company for their service on the Board of Directors.   Under their respective agreement, each of them is also entitled to additional stipends of $5,000 per year if serving as Chairman of the Board of Directors, $2,500 per year if serving as Chairman of any committee of the Board of Directors and further compensation upon an initial public offering.  Mr. Gardner’s Board of Directors and Service and Indemnification Agreement was terminated as of March 8, 2010 in connection with the Settlement Agreement

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the fiscal year ended December 31, 2009. Other than as set forth below and the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during the fiscal year ended December 31, 2009.

2009 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Hoffman	$0		246,518				246,518
______________________
(1)
This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts are described in note 8 to our consolidated financial statements included in this annual report on Form 10-K.

The table below discloses for each non-employee director the aggregate number of shares of our common stock subject to option awards outstanding at 2009 fiscal year end:

Gene Hoffman	300,000(2)

(2)	As of December 31, 2009, 75,000 of these options were vested. On March 8, 2010, the remaining 225,000 options expired in connection with his resignation.

Our Board of Directors

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  There have been no material changes to the procedures by which stockholders can nominate directors.

The Company has not adopted a written code of ethics.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors,” nor is our sole director considered to be independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

Leadership Structure

The chairman of our board of directors also serves as our chief executive officer. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure is appropriate and effective in light of the limited number of individuals in our management team and that we currently only have one director. Our board of directors believes that having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy as a more communications-focused enterprise. Our board of directors also believes that there is a high degree of transparency among directors and company management.

Risk Management

Our board of directors oversees the risk management of our company and each of our subsidiaries. Our board of directors regularly reviews information provided by management in order for our board of directors to oversee the risk identification, risk management and risk mitigation strategies. Our board considers, as appropriate, risks among other factors in reviewing our strategy, business plan, budgets and major transactions.

Meetings

Our board of directors held regularly scheduled monthly meetings during fiscal year 2009 and special BOD meetings as appropriate throughout 2009 to address business issues as they arose.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our board of directors.

Committees of Our Board of Directors

The Board of Directors has no nominating, or compensation committee, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among members of management or the Board of Directors of the Company.
Director Nomination Process

The formal process used during fiscal year 2009 was for existing BOD members and executive management including officers of the company to nominate and elect BOD members.   In evaluating director nominees, our board of directors will consider, among others, the following factors:

Integrity
Independence
Diversity of viewpoints and backgrounds
Extent of experience
Length of service
Number of other board and committee memberships
Leadership qualities
Ability to exercise sound judgment

The Company is currently seeking additional members for its board of directors.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock (1) by each person who is known by us to beneficially own more than 5% of Common Stock, (2) by each of the named executive officers and directors; and (3) by all of the named executive officers and directors as a group, as of March 31, 2010.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Helix Wind, Corp., 1848 Commercial Street, San Diego, California 92113.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Scott Weinbrandt	Common Stock	4,475,463(3)	6.87%

Kevin Claudio	Common Stock	682,710(4)	1.12%

All Officers and Directors	Common Stock	5,158,173	7.99%
As a Group (2 persons)

Ian Gardner	Common Stock	11,004,392(5)	17.17%
3039 Palm Street
San Diego, CA 92104

Kabir M. Kadre	Common Stock	4,199,946(6)	6.83%
C/O Alia Kadre 1904 39th st San Diego CA 92105

Ken Morgan	Common Stock	7,443,355(7)	12.20%
c/o Bill Eigner 530 B Street, 21st Floor San Diego, CA 92101

Quercus Trust	Common Stock	3,417,258	5.42%
2309 Santiago Drive Newport beach, CA

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Each percentage is based upon, the total number of shares outstanding at March 31, 2010, which is 60,895,662, and the total number of shares beneficially owned and held by each individual at March 31, 2010, plus the number of shares that such individual has the right to acquire within 60 days of March 31, 2010.

(3)Includes 205,463 shares as to which Mr. Weinbrandt has sole voting and investment power; and 4,270,000 shares that may be acquired through exercise of stock options.

(4)Includes 438,710 shares as to which Mr. Claudio has sole voting and investment power; and 244,000 shares that may be acquired through exercise of stock options.

(5) Includes 7,820,662 held by the Fidelis Charitable Remainder Trust, of which Mr. Gardner is a Co-Trustee and has shared voting and shared investment power; 145,536 shares that may be acquired through exercise of warrants; 435,202 shares that may be acquired through the conversion of convertible debt; and 2,602,992 shares that may be acquired through exercise of stock options.

(6) Includes 3,623,696 shares as to which Mr. Kadre has sole voting and investment power; 288,125 shares that may be acquired through exercise of warrants; and 288,125 shares that may be acquired through the conversion of convertible debt.

(7) Includes 7,433,355 shares as to which Mr. Morgan has sole voting and investment power (which includes the 4,800,000 shares Mr. Morgan has pledged to St. George Investments, LLC, and excludes the 6,000,000 shares in escrow to be received by Mr. Morgan in the event of a default under the pledge Agreement with St. George Investments, LLC for which he would forfeit the 4,800,000 shares pledged); 58,963 shares that may be acquired through exercise of warrants; and 58,963 shares that may be acquired through the conversion of convertible debt.

(8) Includes 2,156,446 shares that may be acquired through exercise of warrants, and 1,260,812 shares that were acquired through the conversion of convertible debt, all of to which Quercus Trust has sole voting and investment power.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

The outstanding shares of Common Stock are validly issued, fully paid and non-assessable.  There are currently 60,895,662 shares of Common Stock issued and outstanding and 13,700,000 shares of Common Stock reserved for issuance under our Employee Stock Ownership Plan.

St. George Investments, LLC, the purchaser of convertible notes in our current private placement of such securities which closed on April 1, 2010, is entitled to include the shares of common stock pursuant to which the notes can be converted, as well as the shares of common stock underlying the warrants being sold with the convertible notes, in a registration statement to be filed by the Company, which shall include 20,000,0000 shares. Such registration must be filed within 60 days from April 1, 2010. If the filing of a registration statement is not made by such date, or the SEC has not declared such registration statement effective 120 calendar days after the registration statement has been filed, then a triggering event shall occur under the convertible notes and the Company shall pay as a penalty the amount of $100 per day.

The holders of our Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

The shares of our Common Stock are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the shares of our Common Stock and they all rank at equal rate or “pari passu”, each with the other, as to all benefits, which might accrue to the holders of the shares of our Common Stock. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

At any general meeting, subject to the restrictions on joint registered owners of shares of our Common Stock, on a showing of hands every shareholder who is present in person and entitled to vote has one vote, and on a poll every shareholder has one vote for each share of our Common Stock of which he is the registered owner and may exercise such vote either in person or by proxy. Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

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

Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive shareholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to shareholders generally.  There are currently no shares of Preferred Stock issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

On February 9, 2009, the Company adopted the 2009 Equity Incentive Plan authorizing the Board of Directors or a committee to issue options exercisable for up to an aggregate of 13,700,000 shares of common stock. The table below sets forth information as of December 31, 2009, with respect to compensation plans under which our common stock is authorized for issuance:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
11,054,240	$0.58	2,648,760

Other than as described above, we do not currently have any long-term compensation plans or stock option plans. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs, have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Warrants

As of March 31, 2010, the Company has issued warrants to investors to purchase an aggregate of 11,796,028 shares of common stock. The warrants expire five years after their issuance and are each exercisable into a share of common stock at an exercise price of ranging from $0.75 to $1.25 per share, which exercise prices are subject to adjustment as provided in the warrants.

Convertible Securities

As of March 31, 2010, the Company has outstanding an aggregate of $2,718,037 of 9% Convertible Notes. The Notes mature in January of 2012 and are convertible at the option of the Company or the holder at a conversion rate of $0.50, which conversion rate is subject to adjustment as provided in the Notes.

In addition, the Company issued convertible notes to St. George Investments, LLC on April 1, 2010 as described above in “ITEM 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Financings”.

Transfer Agent

The transfer agent for the Common Stock is Island Stock Transfer. The transfer agent’s address is 100 2nd Avenue South, St. Petersburg, FL 33701, and its telephone number is 727-289-0010.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Nevada Revised Statutes permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations.  The indemnification provided by the Company’s bylaws is intended to be to the fullest extent permitted by the laws of the State of Nevada.

The Company’s bylaws provide that the Company will indemnify any of its officers or directors who is a party or is threatened to be made a party to any suit by reason of his being a director or officer, if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  However, indemnification will not be made for any claims to which such a person has been adjudged by a court of competent jurisdiction to be liable to the Company, unless and only to the extent that the court determines the person is fairly and reasonably entitled to indemnity for such expenses.

The Company has entered into indemnification agreements with Mr. Ian Gardner (the Company’s former CEO) and Mr. Scott Weinbrandt which provide that the Company will indemnify each of them to the fullest extent permitted by law, and as soon as practicable, against all expenses, judgments, fines, penalties and amounts paid in settlement of any claim to which such party was or is a party or other participant in because of his role as a director, officer or other agent of the Company, and which may be indemnified under applicable Nevada law.

The foregoing summaries are necessarily subject to the complete text of the statute, articles of incorporation, bylaws and agreements referred to above and are qualified in their entirety by reference thereto.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review of Related Party Transactions

It is our policy and procedure to have all transactions with a value above $120,000, including loans, between us and our officers, directors and principal stockholders and their affiliates, reviewed and approved by a majority of our board of directors, including a majority of the independent and disinterested members of our board of directors, and that such transactions be on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We believe that all of the transactions described below were reviewed and approved under the foregoing policies and procedures.

Related Party Transactions

Other than as disclosed below, since January 1, 2009 there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Ian Gardner and Scott Weinbrandt have entered into Board of Directors Service and Indemnification Agreements with the Company, which terms include the payment of compensation to them for their service as directors.  See the “Director Compensation” section.  Ian Gardner, Kevin Claudio and Scott Weinbrandt have also entered into employment agreements the Company, which terms include the payment of compensation to them for their employment with the Company.  See the “Executive  Compensation” section.   Mr. Gardner’s Board of Directors Service and Indemnification Agreement and Employment Agreement were both terminated as of March 8, 2010 in connection with his resignation and Separation Agreement and Release.

Scott Weinbrandt entered into an agreement with the Company regarding his service on the Company’s board of advisors, which has since been terminated.   Mr. Weinbrandt  received 205,463 shares of the Company’s Common Stock under this agreement.

The Company has a Lease dated September 19, 2008 for the Company’s headquarters in San Diego with Brer Ventures, LLC (“Brer”).  The monthly lease payment is $7,125.  Ian Gardner, the former CEO and a director of the Company, owns 50% of Brer.  The Company provided notice to Brer of its intent to terminate the lease as of April 30, 2010.

As of December 31, 2009 and 2008, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At December 31, 2008, the Company had an unsecured related party payable to Lab4Less, LLC, bearing no interest, payable on demand, in the amount of $22,433.  The Company’s former Chief Executive Officer and director, Ian Gardner, was a 50% owner of Lab4Less, LLC.  During the quarter ended March 31, 2009, the Company repaid such note payable in full.

At December 31, 2008, convertible notes payable to related parties were $567,633.  Such notes were held by the Company’s former Chief Executive Officer and director, Ian Gardner, and certain shareholder founders and co-founders of the Company.  During the quarter ended March 31, 2009, $392,268 of such convertible notes payable were converted to the newly issued 9% convertible debt. The remaining $175,365 of such notes did not convert and remain as part of the 12% convertible debt.

In January 2009, the Company received $37,000 from a trust controlled by Ian Gardner; said sum to be repaid pursuant to the terms of the Settlement Agreement.

The Company has an outstanding indebtedness to East West Consulting, Ltd. in the amount of approximately $450,000 as of February 9, 2009. The president of East West Consulting was the vice president of manufacturing of the Company. The Company plans to repay the liability in 2010.

On March 8, 2010, the Company entered into the Separation Agreement with Ian Gardner, the Company’s former CEO and a director, described above in above in “ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

We have purchased a policy of directors' and officers' liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

ITEM 14. PRINCIPAL ACCOUNTING SERVICES AND FEES

Squar, Milner, Peterson, Miranda and Williamson, LLP (“Squar Milner”) served as our independent registered public accounting firm for fiscal year 2009 and 2008. On April 1, 2010, we dismissed Squar Milner as our public accounting firm and engaged Anton & Chia, LLP (“Anton & Chia”) to serve as our public accounting firm.

The following table presents the fees billed for professional services rendered by each of Squar Milner and Anton & Chia, for the audits of our annual financial statements and audit-related matters for the years ended December 31, 2009 and December 31, 2008, respectively. All fees related to fiscal year 2009 and 2008 were paid to Squar Milner.

	FY2009 ($)	FY2008 ($)
Audit fees	$189,396	$86,357

(1)
Audit fees include fees and expenses for professional services rendered for the audits of our annual financial statements for the year indicated and for the review of the financial statements included in our quarterly reports for that year.

Our board of directors has determined that the rendering of all non-audit services by Squar Milner is compatible with maintaining the auditor's independence. All non-audit related services in the above table were pre-approved and/or ratified by our board of directors. Our board of directors approves non-audit services by our auditor on an ad hoc basis.

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

 (a)    Documents filed as part of this Report:

  (1)    Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 22 of this Report.

  (2)    Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

  (3)    Exhibits

Exhibit Number	Description
2.1	Agreement dated as of January 28, 2009, by and among Clearview Acquisitions, Inc., Helix Wind Acquisition Corp. and Helix Wind, Inc. (1)
3.1	Articles of Incorporation of the Company(2)
3.2	Amendment to Articles of Incorporation of the Company effective April 16, 2009. (3)
3.2	Bylaws of the Company (4)
3.3	Plan and Agreement of Merger of Helix Wind Acquisition Corp. and Helix Wind, Inc.(5)
4.1	Form of Registration Rights Agreement among the Company and the investors signatory thereto in the 9% Convertible Note offering.(5)
4.2	Form of Warrant for the 9% Convertible Note offering.(5)
10.1	Company Share Employee Incentive Stock Option Plan. (5)
10.2	Form of Lock-Up Letter delivered to the Company by each of Ian Gardner, Scott Weinbrandt, Kevin Claudio, Paul Ward and Steve Polaski.(5)
10.3	Employment Agreement, dated as of June 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Ian Gardner.(5)
10.4	Employment Agreement, dated as of June 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Scott Weinbrandt. (5)
10.5	Employment Agreement, dated as of December 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Kevin Claudio.(5)
10.6	Form of 9% Convertible Note. (5)
10.7	Board of Directors Service and Indemnification Agreement dated as of March 12, 2008, by and between Helix Wind, Inc. and Ian Gardner, as amended March 13, 2008. (5)
10.8	Board of Directors Service and Indemnification Agreement dated as of March 13, 2008, by and between Helix Wind, Inc. and Scott Weinbrandt, as amended March 13, 2008. (5)
10.9	Lease dated September 19, 2008, between Helix Wind, Inc. and Brer Ventures, LLC (5)
10.10	Assignment and Assumption Agreement dated February 11, 2009, by and between Helix Wind, Inc., and the Company (6)
10.11	Subscription Agreement dated March 31, 2009, between the Company and Whalehaven Capital Fund Limited. (6)
10.12	Convertible Promissory Note dated March 31, 2009, issued by the Company to Whalehaven Capital Fund Limited. (6)
10.13	Service and Indemnification Agreement dated as of June 16, 2009 with Gene Hoffman (7)
10.14	Form of Subscription Agreement dated July 8, 2009 (8)
10.15	Form of Convertible Promissory Note dated July 8, 2009 (8)
10.16	Form of Common Stock Purchase Warrant dated July 8, 2009 (8)
10.17	Placement Agency Agreement dated August 4, 2009 between Helix Wind, Corp. and Dominick & Dominick LLC (9)
10.18
Purchase Agreement, dated September 2, 2009, by and among Helix Wind Corp., Venco Power GmbH, Fiber-Tech Products GmbH, Weser Anlagentechnik Beteiligungs GmbH, CLANA Power Systems GmbH, Reinhard Caliebe, Andreas Gorke and Matthias Pfalz (10)

10.19	Form of Secured Promissory Note (10)
10.20	Form of Lock Up Agreement (10)
10.21	Form of Put Right Agreement (10)
10.22
Purchase Agreement, dated as of September 9, 2009, by and among Helix Wind, Corp., Helix Wind, Inc., Abundant Renewable Energy, LLC, Renewable Energy Engineering, LLC, Robert W. Preus and Helen M. Hull (11)

10.23	Form of Lock Up Agreement (11)
10.24
Note and Warrant Purchase Agreement, dated as of January 27, 2010, is entered into by and between Helix Wind, Corp., a Nevada corporation and St. George Investments, LLC, an Illinois limited liability company (12)

10.25	Convertible Secured Promissory Note dated as of January 27, 2010, in the aggregate principal amount of $780,000 issued to St. George Investments, LLC (12)
10.26	Warrant to purchase shares of common stock of Helix Wind, Corp. (12)

10.27	Stock Pledge Agreement is entered into as of the 27th day of January, 2010 by and between St. George Investments, LLC and Ian Gardner (12)
10.28	Amendment to Note and Warrant Purchase Agreement, dated as of February 4, 2010, by and between the Company and St. George Investments, LLC (13)
10.29	Note Purchase Agreement dated March 5, 2010 (14)
10.30	Convertible Secured Promissory Note dated March 5, 2010 (14)
10.31	Separation Agreement dated March 8, 2010 (14)
10.32	Convertible Note dated February 28, 2010 (14)
10.33	Amendment No. 3 to Placement Agent Agreement dated March 8, 2010 (14)
10.34	Note and Warrant Purchase Agreement dated March 30, 2010 (15)
10.35	Convertible Secured Promissory Note dated March 30, 2010 (15)
10.36	Warrant to Purchase Shares of Common Stock dated March 30, 2010 (15)
10.37	Form of Additional Note (15)
10.38	Form of Additional Warrant (15)
10.39	Registration Rights Agreement dated March 30, 2010 (15)
10.40	Consent to Entry of Judgment by Confession dated March 30, 2010 (15)
10.41	Irrevocable Transfer Agent Instruction Letter dated March 30, 2010 (15)
10.42	Pledge Agreement dated March 30, 2010 (15)
10.43	Settlement Agreement and Mutual Release dated March 30, 2010 (15)
10.44	Escrow Agreement dated March 30, 2010 (15)
31.1	Certification by Principal Executive Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*
31.2	Certification by Principal Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*
32.1	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*

(1)	Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on January 28, 2009.
(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on June 1, 2006.
(3)	Incorporated by reference from the Company’s Form 8-K filed April 24, 2009
(4)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 2 filed on June 1, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed February 11, 2009
(6)	Incorporated by reference from the Company’s Form 8-K filed April 3, 2009
(7)	Incorporated by reference from the Company’s Form 8-K filed June 17, 2009
(8)	Incorporated by reference from the Company’s Form 8-K filed July 15, 2009
(9)	Incorporated by reference from the Company’s Form 8-K filed August 6, 2009
(10)	Incorporated by reference from the Company’s Form 8-K filed September 3, 2009
(11)	Incorporated by reference from the Company’s Form 8-K filed September 15, 2009
(12)	Incorporated by reference from the Company’s Form 8-K filed February 8, 2010
(13)	Incorporated by reference from the Company’s Form 8-K filed February 10, 2010
(14)	Incorporated by reference from the Company’s Form 8-K filed March 11, 2010
(15)	Incorporated by reference from the Company’s Form 8-K filed April 6, 2010

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helix Wind, Corp. (Registrant)

Date: April 15, 2010	/s/ Scott Weinbrandt
	By:	Scott Weinbrandt
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS , that each of the undersigned, being a director or officer of Helix Wind, Corp., a Nevada corporation, hereby constitutes and appoints Kevin Claudio, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT WEINBRANDT Scott Weinbrandt	Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2010

/s/ KEVIN CLAUDIO Kevin Claudio	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Helix Wind, Corp.

We have audited the accompanying consolidated balance sheets of Helix Wind, Corp. (the "Company"), as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helix Wind, Corp. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $55,909,285 at December 31, 2009. As discussed in Note 2 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which Company is profitable. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
April 15, 2010

HELIX WIND, CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS

CURRENT ASSETS
Cash	$-	$5,980
Accounts receivable, net	44,861	-
Related party receivable	3,356	3,356
Inventory	202,119	213,085
Prepaid inventory	-	193,010
Prepaid NRE tooling	-	21,734
Prepaid expenses and other expenses	10,600	51,592
Total current assets	260,936	488,757

EQUIPMENT, net	414,668	187,517
PATENTS	63,930	18,928

Total assets	$739,534	$695,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,120,020	$449,215
Accrued compensation	350,264	149,094
Accrued interest	401,057	142,844
Accrued other liabilities	11,493	11,936
Accrued taxes	-	10,156
Deferred revenue	28,244	373,598
Related party payable	59,904	22,433
Short term debt	930,528	-
Convertible notes payable to related party, net of discount	-	567,633
Convertible notes payable, net of discount	4	1,504,180
Derivative liability	30,854,755	-
Total current liabilities	33,756,269	3,231,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 39,256,550 and 20,546,083, shares issued and outstanding as of December 31, 2009 and 2008, respectively	3,926	2,055
Additional paid in capital	22,888,624	273,045
Accumulated deficit	(55,909,285)	(2,810,987)
Total stockholders’ deficit	(33,016,735)	(2,535,887)

Total liabilities and stockholders’ deficit	$739,534	$695,202

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUE	$1,239,374	$4,500

COST OF SALES	950,046	-

GROSS MARGIN	289,328	4,500

OPERATING EXPENSES
Research and development	1,343,052	369,812
Selling, general and administrative	18,666,568	1,613,392
Total operating expenses	20,009,620	1,983,204

LOSS FROM OPERATIONS	(19,720,292)	(1,978,704)

OTHER INCOME (EXPENSE)
Interest income	81	2,087
Interest expense	(22,344,073)	(141,915)
Loss on debt extinguishment	(12,038,787)	-
Change in fair value of derivative liability	1,005,573	-
Total other income (expense)	(33,377,206)	(139,828)

LOSS BEFORE PROVISION FOR INCOME TAXES	(53,097,498)	(2,118,532)

PROVISION FOR INCOME TAXES	(800)	–

NET LOSS	$(53,098,298)	$(2,118,532)

Basic and diluted net loss per share attributable to common stockholders	$(1.58)	$(0.10)

Weighted average number of common shares outstanding	33,523,571	20,546,083

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2007(1)	20,546,083	2,055	273,045	(692,455)	(417,355)
Net loss	–	–	–	(2,118,532)	(2,118,532)
BALANCE – December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)
Stock issued upon reverse merger	16,135,011	1,614	(68,028)	-	(66,414)
Share based payments	-	-	15,298,100	-	15,298,100
Stock issued upon note conversion	753,632	75	1,654,491	-	1,654,566
Stock issued upon note conversion and warrant exercise	1,718,217	172	5,731,026	-	5,731,198
New stock issuance	103,607	10	(10)	-	-
Net loss	-	-	-	(53,098,298)	(53,098,298)
BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)

(1)
The December 31, 2008 and 2007 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction.  See note 2.

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,098,298)	$(2,118,532)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	146,522	33,405
Write off of accounts receivable	36,607	-
Write off of debt discount on converted debt	700,232	-
Stock based compensation expense	15,298,100	-
Change in fair value of derivative warrant liability	(1,005,600)	-
Interest booked in relation with the derivative liability	21,614,066
Loss on debt extinguishment	12,038,787
Issuance of a note in lieu of expenses incurred on behalf of the Company	28,164
Issuance of convertible notes payable for services	-	107,300
Changes in operating assets and liabilities:
Accounts receivable	(81,468)	–
Inventory	203,976	(213,085)
Prepaid inventory	-	(193,010)
Prepaid NRE tooling	21,734	(21,734)
Other current assets	40,992	(40,038)
Accounts payable	926,080	284,056
Accrued compensation	201,170	149,094
Accrued interest	245,740	142,844
Deferred revenue	(345,354)	373,598
Accrued other liabilities	(1,299)	(23,782)
Accrued taxes	(10,156)	10,156
Related party payable	37,471	(68,144)
Net cash used in operating activities	(3,002,534)	(1,577,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(373,673)	(202,070)
Patents	(45,002)	–
Cash used in investing activities	(418,675)	(202,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from merger with Clearview	270,229	-
Proceeds from notes payable to related party	-	428,633
Proceeds from short term notes payable	790,000	-
Principal payments on short term notes	(75,000)	-
Proceeds from convertible notes	2,430,000	1,354,880
Net cash provided by financing activities	3,415,229	1,783,513

NET INCREASE (DECREASE) IN CASH	(5,980)	3,571

CASH BALANCE – beginning of year	5,980	2,409

CASH BALANCE – end of year	$-	$5,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of 12% notes to 9% notes	2,047,214
Conversion of convertible debt to non-convertible debt	187,365
Convertible notes in lieu of payables	291,057
Debt discount on embedded conversion features	4,893,033
Conversion of accrued interest to convertible debt	199,439
Common stock issued upon merger with Clearview	1,614
Net liabilities assumed in Clearview merger	66,414
Conversion of debt security to common stock	140
Conversion of warrant to common stock	64
Common stock issued	10
Conversion of accrued compensation to convertible notes payable to related party	$-	$124,000

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

Helix Wind was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Helix Wind had no operations up until the Merger, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock.  The Company is now engaged through the Subsidiary in the alternative energy business offering a distributed power technology platform designed to produce electric energy from the wind. Subsidiary was primarily engaged in the research and development of its proprietary products until the third quarter of the year ended December 31, 2008, when it began selling its products.  The Company has commenced the outsourcing process to manufacture its products and has begun to receive purchase orders from customers. The Company utilizes two distinct distribution channels to market and sell its products: (i) direct sales to end users and installers and (ii) indirect or channel sales with resellers domestically and internationally.

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

Immediately prior to the Merger, Helix Wind had 5,135,011 shares of its common stock issued and outstanding. In connection with the Merger, Helix Wind issued 20,546,083 shares of its common stock in exchange for the issued and outstanding shares of common stock of the Subsidiary. Included in the Merger recapitalization of Helix Wind there were 11,000,000 shares of its common stock issued pursuant to the settlement of the dispute described in the Company’s Form 8-K filed December 22, 2008 with Securities and Exchange Commission (“SEC”). Helix Wind also reserved 5,753,917 shares of its common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of Helix Wind in connection with the Merger.  Subsequent to the reverse merger in February 2009, Helix Wind issued 2,471,849 shares of its common stock upon conversion of certain convertible notes and warrants of Subsidiary.  The Company also granted 103,607 new shares of its common stock during 2009.  At December 31, 2009 and 2008, there were 39,256,550 and 20,546,083 shares respectively of Helix Wind’s common stock issued and outstanding.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Merger Accounting

Since former Subsidiary security holders owned, after the Merger, approximately 80% of Helix Wind’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Subsidiary, Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Helix Wind (formerly Clearview Acquisitions, Inc.) prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received cash of $270,229 and assumed net liabilities of $66,414.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB.  ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.  The ASC is effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted ASC 105-10 during the year ended December 31, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Consolidated Financial Statements

The accompanying audited consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying audited consolidated financial statements of Subsidiary have been prepared in accordance with GAAP pursuant to the instructions to Form 10-K and Article 10 of Regulation S-X of the Securities and Exchange Commission.

Use of Estimates

In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liabilities.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $57,000,000 and $2,800,000 at December 31, 2009 and 2008 respectively, recurring losses from operations and negative cash flow from operating activities from inception to December 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2008 and for the year ended December 31, 2009, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide working capital to finance the Company’s operating and investing activities.  In addition, as disclosed in the Form 8K filed with the SEC on February 8, 2010 and April 6, 2010, the Company closed financing transactions under a note and warrant purchase agreement with St. George Investments, LLC.   Currently, these two transactions have resulted in funding of $1,199,500 with the potential to receive an additional $400,000 over the next 120 days.  The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of the allowance for doubtful accounts based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment. Management believes that they did not require an allowance for doubtful accounts, as there are no customer accounts with material collection risk at December 31, 2009 and December 31, 2008. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. Actual accounts receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected. During the year ended December 31, 2009, the Company wrote off $36,607 of outstanding accounts receivable as it was considered uncollectible. There was no bad debts or uncollectible receivables as of or during the year ended December 31, 2008.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. No amortization has been taken on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office. The Company accounts for its patents in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 142, Goodwill and Other Intangible Assets).

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At December 31, 2009 and December 31, 2008, inventory at various suppliers or at the Company totaled $202,119 and $213,085, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not yet completed in the form of prepaid inventory.  There was no prepaid inventory at December 31, 2009.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of December 31, 2009 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of December 31, 2009 is recognized as a prepaid asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

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

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of December 31, 2009 and 2008, all potentially dilutive common stock equivalents not included in diluted loss per share as they would be anti-dilutive amount to 26,257,314 and 0, respectively.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

As of December 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company had received purchase orders from various domestic and international customers to purchase approximately 131 wind turbines and the Company has shipped 126 units as of December 31, 2009. The Company had deferred revenue of $28,244 and $373,598 as of December 31, 2009 and 2008, respectively, relating deposits received for the unshipped units.

Stock Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718-20 (formerly SFAS 123-R, Share Based Payment). Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

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

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2009, the FASB issued additional guidance related to ASC 855, Subsequent Events. ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. The Company adopted ASC 855 during the year ended December 31, 2009. The required disclosures are included in Note 11, "Subsequent Events".

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued additional guidance related to ASC 820, Fair Value Measurements and Disclosures.  ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted the new guidance for the year ended December 31, 2009 with no resulting impact on the Company’s financial statements.

In June 2009, the FASB issued additional guidance related to ASC 810, Consolidation, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 also amends FASB Interpretation No 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is evaluating the impact of this pronouncement but does not expect the adoption to have a material impact on its financial statements.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2009 and 2008, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

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

4.	EQUIPMENT

Equipment consisted of the following as of December 31, 2009 and December 31, 2008:

	2009	2008

Equipment	$49,260	$27,409
NRE tooling	424,903	124,287
Test facility	100,560	56,856
Leasehold improvements	10,254	2,752
Web site development costs	13,566	13,566
	598,543	224,870
Accumulated depreciation	(183,875)	(37,353)

	$414,668	$187,517

5.	DEBT

Short Term Debt

Short term debt was $930,528 and $0 as of December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009, short term debt represents a Subsidiary 12% related party note totaling $115,365 and two non-related party Subsidiary 12% note holders totaling $72,000 that elected not to convert as part of the note exchange offered with the Merger. In addition, short term debt includes $568,164 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at December 31, 2009) plus 1%.  Also included in short term debt was the receipt of $37,500 each from each of the two non related parties in fourth quarter 2009.  The promissory notes had a term of 90 days and an interest of 20%.

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $4,404,712 and $2,071,813, as of December 31, 2009 and December 31, 2008, respectively, as described below.  In connection with the convertible notes payable issued during the year ended December 31, 2009, the Company issued an aggregate of 11,419,888 warrants. All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price, if any, subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

5.	DEBT (Continued)

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	2,209,347	(2,209,347)	-	-
Reverse Merger Notes	200,000	(200,000)	-	-
New Convertible Notes	1,920,365	(1,920,365)	-	-
Other Convertible Notes	75,000	(75,000)	-	-
	4,404,712	(4,404,712)	-	-

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

On February 11, 2009, in connection with and as part of the Merger, the Company exchanged existing convertible notes (“12% notes”) for 9% convertible notes ( the “Exchange Notes”). Prior to the Merger, the total amount of the 12% notes exchanged was $2,234,579.  This amount included principal of $1,874,448 plus accrued interest charges of $146,866 and other premiums of $213,265.  The Exchange Notes had a principal amount at December 31, 2009, of $2,209,347, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Exchange Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder. In addition to the stated interest rate; the exchange transaction also modified the conversion rate as well as the issuance of 5,469,158 warrants to the various convertible note holders, the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.  The warrants and notes were issued in connection with a registration rights agreement.

The Company concluded that the changes in the note agreements, conversion feature and warrants were considered substantive and accordingly the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.  As such, the Company recorded a loss on extinguishment of debt of approximately $12,038,787 which is recorded in other expenses in the accompanying consolidated statements of operations, during the year ended December 31, 2009.

The Company initially recorded a discount to the Exchange Notes of $2,234,579. During the year ended December 31, 2009, $25,232 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2009 there was $0 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders (“Reverse Merger Notes”).  The Reverse Merger Notes had a principal amount at December 31, 2009, of $200,000 (after the conversion of $450,000 into the Company’s common stock, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Reverse Merger Notes required no payment of principal or interest during the term and may be converted to the Company’s common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 1,300,000 warrants to the various note holders; the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount to the Reverse Merger Notes in the amount of $650,000.   During the year ended December 31, 2009, $450,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2009 there was $0 amortized under this amortization method.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

5.	DEBT (Continued)

New Convertible Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2009, the Company also issued additional convertible notes payable in the amount of $2,145,365 (“New Convertible Notes”). The New Convertible Notes had a principal amount at December 31, 2009 of $1,920,365 (after the conversion of $225,000 into the company's common stock).  The New Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 5,200,730 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has recorded a debt discount in the amount of $2,145,365.  During the year ended December 31, 2009, $225,000 of the New Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2009 there was $0 amortized under this amortization method.

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

The Company initially recorded a debt discount in the amount of $75,000.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2009 there was $0 amortized under this amortization method.

At December 31, 2009, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $17,490,219.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.32% - 2.69%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of  1.32%; volatility of 59% and expected dividend yield of zero.

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

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

6.	DERIVATIVE LIABILITIES (Continued)

Derivative Liability - Embedded Conversion Features

During the year ended December 31, 2009, the Company recorded a derivative liability of $18,568,497 for the issuance of convertible notes payable.  During the year ended December 31, 2009, $700,232 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $2,944,965 was re-classed to additional paid in capital on the date of conversion in the accompanying statements of shareholders’ deficit.  During the year ended December 31, 2009, the Company recognized a charge of $578,194 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $16,201,726 at December 31, 2009.

Derivative Liability - Warrants

During the year ended December 31, 2009, the Company recorded a derivative liability of $19,977,389 for the issuance of warrants.  During the year ended December 31, 2009, 865,000 warrants were exercised on a cashless basis and 700,000 warrants were cancelled.  The Company performed a final mark-to-market valuation for the derivative liability associated with the exercised and cancelled warrants and the fair value carrying amount of the derivative liability on the date of exercise of $3,578,225 was reclassified to additional paid in capital in the accompanying statement of shareholders’ deficit.  During the year ended December 31, 2009, the Company recognized a gain of $1,746,136 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the warrants in the accompanying statement of operations.  The value of the derivative liability associated with the warrants was $14,653,028 at December 31, 2009.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2008	$	---
Issuance of derivative financial instruments		20,343,262
Mark-to-market adjustment to fair value at March 31, 2009		2,431,015
March 31, 2009		$22,774,277
Issuance of derivative financial instruments		8,098,443
Conversion of derivative financial instrument		(1,279,333)
Mark-to-market adjustment to fair value at June 30, 2009		11,489,557
June 30, 2009		$41,082,944
Issuance of derivative financial instruments		10,104,180
Conversion of derivative financial instruments		(3,297,024)
Mark-to-market adjustment to fair value at September 30, 2009		(5,158,406)
September 30, 2009		$42,731,694
Conversion or cancellation of derivative financial instruments		(1,946,834)
Mark-to-market adjustment to fair value at December 31, 2009		(9,930,105)
December 31, 2009		$30,854,755

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of December 31, 2009 and at date of issuance of February 11, 2009:

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

6.	DERIVATIVE LIABILITIES (Continued)

December 31, 2009
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

7.	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	For the Year Ended December 31
	2009	2008
Federal Statutory Rate	34.00%	34.00%
State Tax, Net of Federal Benefit	9.00%	8.96%
Valuation Allowance	(43.00%)	(43.00%)
Effective Income Tax Rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) using the Company’s effective tax rate are as follows:

	For the Year Ended December 31
	2009	2008
Loss Carryforwards	$54,197,000	$2,118,000
Less – Valuation Allowance	(54,197,000)	(2,118,000)
State Tax, Net of Federal Benefit	$-	$-

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.  The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At December 31, 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain  tax positions for  the year ended December 31, 2009 and December 31, 2008.

Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2009 and 2008.

8.	STOCK BASED COMPENSATION

On February 9, 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan authorizing the Board of Directors or a committee to issue options exercisable for up to an aggregate of 13,700,000 shares of common stock. There were 11,651,240 options granted during the year ended December 31, 2009, at an exercise prices ranging from $0.50 to $2.70 per share.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

8.	STOCK BASED COMPENSATION (Continued)

The Company's Share Employee Incentive Stock Option Plan was approved by the shareholders of the Company and the definitive Schedule 14C Information Statement was filed with the SEC on July 14, 2009.

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Year ended
December 31, 2009
Annual dividends	-
Expected volatility	59% -75%
Risk-free interest rate	1.76% - 2.70%
Expected life	5 years

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s options, the Company has calculated volatility using the historical volatility of similar public entities in the Company’s industry.  In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities.   This resulted in an expected volatility of 59% to 75% for the year ended December 31, 2009.

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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  At December 31, 2009, the Company expects all awards issued will be fully vested over the expected life of the warrants.  During the year ended December 31, 2009, 600,000 employee options were exercised on a cashless basis in which the Company issued net shares of 438,710.  The Company had previously expensed the full amount of the grant date fair value of $1,506,337 related to these instruments as these instruments were fully vested upon issuance.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2009 is as follows:

		Weighted
		Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2008	-	$-
Granted	11,651,240	0.58
Exercised	600,000	0.75
Forfeited	-	-
Options outstanding at December 31, 2009	11,051,240	$0.58

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Outstanding	Exercisable

Number of shares	11,051,240	9,721,114
Weighted average remaining contractual life	4.12	4.12
Weighted average exercise price per share	$0.58	$0.56
Aggregate intrinsic value (December 31, 2009 closing price of $2.28)	$18,748,610	$16,679,089

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

8.	STOCK BASED COMPENSATION (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of December 31, 2009 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $15,298,100 for the year ended December 31, 2009.

The amount of unrecognized compensation cost related to non-vested awards at December 31, 2009 was $2,943,820.  The weighted average period in which this amount is expected to be recognized is 4.46 years.

Stock options outstanding and exercisable at December 31, 2009, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.50-$0.75	10,751,240	$0.52	4.12 yrs	9,571,537	$0.53	4.12 yrs
$2.70	300,000	$2.70	4.46 yrs	149,577	$2.70	4.46 yrs
	11,051,240	$0.58	4.12 yrs	9,721,114	$0.56	4.12 yrs

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  During the year ended December 31, 2009, the Company issued 2,471,849 restricted shares of the Company’s common stock to certain holders of the 9% convertible notes and warrants who elected to convert..  The Company also granted 103,607 new restricted common shares during the year.  The Company’s common stock outstanding at December 31, 2009 was 39,256,550. The Company also reserved 5,713,918 shares of common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of the Company in connection with the Merger.  The outstanding shares of common stock are validly issued, fully paid and nonassessable.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office located at 1848 Commercial Street, San Diego, California under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer, founder and a director of the Company. The lease expired on October 31, 2008, monthly rent was $200 per month for the period January 1, 2007 through February 29, 2008, and then increased to $2,000 per month for the period March 1, 2008 through October 31, 2008. The Company entered into a new lease effective November 1, 2008. The initial term of this lease for the period November 1, 2008 through October 31, 2009, provides for a monthly base rent of $7,125.  The lease automatically renewed for one year under the same terms and conditions. The total lease expense was $85,000 and $30,750 during the years ended December 31, 2009 and 2008, respectively.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

10.	COMMITMENTS AND CONTINGENCIES (Continued)

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.  The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years with no increase in rent during the renewal periods.  The lease was renewed and now matures October 31, 2010.

At December 31, 2009, future minimum lease payments under noncancelable operating leases approximate $7,575 per month.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West is $16,270. The Company paid $130,160 and $81,350 in management fees to East West during the year ended December 31, 2009 and 2008, respectively.  The East West accounts payable was $89,485 at December 31, 2009 and the Company had a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $237,505 as part of its inventory and tooling when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

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

In December of 2008, we entered into a settlement agreement and release (“Settlement Agreement”) with Bluewater Partners, S.A., IAB Island Ventures, S.A., CAT Brokerage AG, and David Lillico (collectively, “Bluewater”) in order to settle a lawsuit with Bluewater originally filed in the Supreme Court of New York State, County of New York on December, 17, 2008, and subsequently moved to the Circuit Court for th1 15th Judicial Circuit in Palm Beach County, Florida on February 20, 2009.  In this lawsuit, Bluewater alleged that the Company failed to pay approximately $96,000 due under certain promissory notes issued to Bluewater by the Company.  Among other things, the Settlement Agreement required us to issue 11,000,000 shares of our common stock to Bluewater pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended, and to obtain the approval of a court with appropriate jurisdiction of the terms and conditions for such issuance after a hearing upon the fairness of such terms and conditions.  On March 25, 2009, the Circuit Court for the 15 the Judicial Circuit in Palm Beach County, Florida approved the terms and conditions of the issuance of the 11,000,000 shares in accordance with the Settlement Agreement and the Settlement Agreement became final.

On October 9, 2009, a former employee served a complaint in San Diego Superior Court against the Company, Scott Weinbrandt, our Chairman and President, and Ian Gardner, our Chief Executive Officer. The Complaint allegations include breach of the plaintiff’s employment agreement, unpaid wages, and related claims.  All of these claims relate to Plaintiff’s allegation that he was unfairly forced out of the Company.  Although no specific amount of damages are alleged, the Company believes the amount of back wages being sought is approximately $98,500 and the Company has accrued such amount at December 31, 2009.  For settlement of the lawsuit please see Note 11. Subsequent Events.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

10.	COMMITMENTS AND CONTINGENCIES

Executive Compensation

Employment agreements executed with two of the Company’s executives call for base salary for each executive as shown below.

●	$200,000 per annum August 1, 2008 through July 31, 2009
●	$250,000 per annum August 1, 2009 through July 31, 2010
●	$300,000 per annum August 1, 2010 through December 31, 2010

In addition to the salary shown above, each executive is entitled to a $75,000 bonus payable upon closing of the Company’s series A financing.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

11.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 15, 2010, the date the financial statements were issued.

On January 28, 2010, the Company entered into an Extension Amendment with two non-related parties to amend their promissory notes.  The maturity date was extended by 90 days for each $37,500 promissory note.  Also, each additional 30 day extension of the maturity date results in the Company increasing the principal amount of the note by $5,000.

On February 2, 2010, the Company closed a financing transaction under a note and warrant purchase agreement dated January 27, 2010 with St. George Investments, LLC.  The Company issued a convertible promissory note dated January 27, 2010 in the aggregate principal amount of $780,000 and a five year warrant to purchase up to an aggregate of 300,000 shares of the Company’s common stock subject to an exercise price of $1.25 per share.  See Form 8K filed with the SEC on February 8, 2010 for further details of the transaction.

On February 2, 2010, the Asset Purchase Agreement executed with Abundant Renewable Energy (ARE) on September 9, 2009 was terminated and as a condition of the termination the Company had to issue 1,101,322 shares of restricted common stock to ARE.

On February 16, 2010, the Purchase Agreement executed with Venco Power GmbH, a German company, on September 3, 2009 was terminated.

On February 16, 2010, the Company received notice from St. George Investments, LLC notifying the Company that an event of default had occurred under the convertible secured promissory note executed January 27, 2010.  As a result, 4,800,000 shares of common stock pledged to St. George by the Company’s CEO were surrendered to St. George.  Also, a trigger event under the note occurred which results in a 125% increase in the outstanding amount under the note and an increase in the interest rate under the note to 18%.

On March 5, 2010, the Company entered into a note purchase agreement and convertible secured promissory note in the principal amount of $132,000 with St. George Investments, LLC.  The note accrues interest at a rate of 18% and the note is due on the first to occur between the date that is three months from the date of the note or the Company raises in excess of $500,000 from investors or lenders subsequent to the date of the note.

On March 8, 2010, the Company entered into a separation agreement and release with Ian Gardner, the Company’s former CEO and director.  The Company agreed to pay Mr. Gardner a total of $188,722 in cash, execute a 9% convertible note in the amount of $144,833 and issue him 4,800,000 shares of the Company’s common stock as part of the separation.  See Form 8K filed with the SEC on March 11, 2010 for further details of the separation agreement.

On March 8, 2010, Gene Hoffman, a member of the Company’s Board of Directors since June 2009, resigned from the board.

On March 23, 2010, the Company received a summons from Waterline Alternative Energies, LLC, a distributor of the Company’s products, alleging failure to perform on its distribution contract with Waterline and potentially seeking damages of approximately $250,000.

On April 1, 2010, the Company closed a financing transaction under a note and warrant purchase agreement dated March 30, 2010 with St. George Investments, LLC.  The Company issued a convertible secured promissory note dated March 30, 2010 in the aggregate principal amount of $779,500 and a five year warrant to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, subject to adjustment, with an exercise price of $0.75 per share.  See Form 8K filed with the SEC on April 6, 2010 for further details of the transaction.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

11.	SUBSEQUENT EVENTS (Continued)

On April 1, 2010, the Company closed a settlement and mutual release agreement dated March 30, 2010 with Kenneth Morgan.  The Company paid the sum of $150,000 to settle the action filed by Kenneth Morgan.  See Form 8K filed with the SEC on April 6, 2010 for further details of the settlement agreement.

On April 12, 2010, the Company received a demand letter from legal counsel for Ian Gardner, the Company’s former CEO and a director, alleging the Company breached the terms of his Separation Agreement and Release.  The demand letter demands payment from the Company in the amount of approximately $223,000 for monies which Mr. Gardner believes he is owed under the Separation Agreement and Release, which includes approximately $72,000 under his convertible note.  The demand letter also includes allegations that the Company settled its litigation with Kenneth Morgan without including full payment to Mr. Gardner for $57,0000 in damages to which he believes he is entitled to for his unrelated owned entities. In addition, the demand letter alleges that the Company failed to honor its obligations to pay him $94,361 upon the closing of an equity financing resulting in minimum gross proceeds of $1,000,000 when the Company completed the financing described in this report with St. George Investments LLC in which the Company has received only $592,000.  The Company is reviewing the demand letter and intends to respond and/or defend itself should the demand result in a lawsuit.

On April 13, 2010, the Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, CA, 92064.  The license period is on a month to month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a rate of $3,230 per month.