Form 10-Q
period 2010-03-31
Helix Wind, Corp.
filed 2010-05-14
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-52107

HELIX WIND, CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4069588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13125 Danielson Street, Suite 101
Poway, California	92064
(Address of principal executive offices)	(Zip Code)

(877)246-4354
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 14, 2010 there were 66,518,370 shares of common stock outstanding.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended March 31, 2010

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$282	$-
Accounts receivable	43,986	44,861
Related party receivable	-	3,356
Receivable due from investor	592,000	-
Inventory	198,865	202,119
Prepaid inventory	-	-
Prepaid NRE tooling	-	-
Prepaid expenses and other expenses	5,600	10,600
	840,733	260,936

EQUIPMENT, net	381,180	414,668
PATENTS	63,930	63,930

Total assets	$1,285,843	$739,534

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,216,398	$1,120,020
Accrued compensation	288,488	350,264
Accrued interest	292,743	401,057
Other accrued liabilities	10,520,	11,493
Accrued taxes	-	-
Deferred revenue	28,244	28,244
Related party payable	-	59,904
Short term debt	780,907	930,528
Convertible notes payable to related party, net of discount	-	-
Convertible notes payable, net of discount	144,837	4
Derivative liability	4,518,519	30,854,755
	7,280,656	33,756,269
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 60,916,897 and 39,256,550 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	6,092	3,926
Additional paid in capital	31,617,053	22,888,624
Accumulated deficit	(37,617,958)	(55,909,285)

Total shareholders’ deficit	(5,994,813)	(33,016,735)
Total liabilities and shareholders’ deficit	$1,285,843	$739,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

REVENUES	$5,637	$401,377

COST OF SALES	4,454	314,369

GROSS MARGIN	1,183	87,008

OPERATING COSTS AND EXPENSES
Research and development	93,301	358,448
Selling, general and administrative	608,169	9,656,155
Total operating expenses	701,470	10,014,603

LOSS FROM OPERATIONS	(700,287)	(9,927,595)

OTHER INCOME (EXPENSES)
Other income	5,042	-
Other expense	(2,158,591)	-
Interest expense	(4,784,109)	(5,289,369)
Loss on debt extinguishment		(12,038,787)
Change in fair value of derivative liability	25,930,072	(2,431,015)
Total other income (expense)	18,992,414	(19,759,171)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$18,292,127	$(29,686,766)

PROVISION FOR INCOME TAXES	(800)	-

NET INCOME (LOSS)	$18,291,327	$(29,686,766)

Basic and diluted net loss per share attributable to common stockholders	$0.40	$(1.25)

Weighted average number of common shares outstanding	45,231,582	23,789,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2007(1)	20,546,083	2,055	273,045	(692,455)	(417,355)
Net loss	-	-	-	(2,118,532)	(2,118,532)
BALANCE – December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)
Stock issued upon reverse merger	16,135,011	1,614	(68,028)	-	(66,414)
Share based payments	-	-	15,298,100	-	15,298,100
Stock issued upon note conversion	753,632	75	1,654,491	-	1,654,566
Stock issued upon note conversion and warrant exercise	1,718,217	172	5,731,026	-	5,731,198
New stock issuance	103,607	10	(10)	-	-
Net loss	-	-	-	(53,098,298)	(53,098,298)
BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)
Share based payments	-	-	(735,654)	-	(735,654)
Stock issued upon note conversion	6,930,279	693	3,245,196	-	3,245,889
Stock issued upon note warrant exercise	805,177	81	737,124	-	737,205
New stock issuance	13,924,891	1,392	5,481,763	-	5,483,155
Net income	-	-	-	18,291,327	18,291,327
BALANCE–March 31, 2010	60,916,897	6,092	31,617,053	(37,617,958)	(5,994,813)

(1)
The December 31, 2008 and 2007 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

OPERATING ACTIVITIES
Net income (loss)	$18,291,327	$(29,686,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,488	23,429
Stock based compensation	(735,654)	9,130,185
Change in fair value of derivative warrant liability	(25,930,073)	2,431,015
Interest in connection with derivative liability	1,747,662	5,216,547
Loss on debt extinguishment	-	12,038,787
Gain on issuance of stock for company expenses	(5,042)	-
Write off of debt discount on converted debt	1,686,675	-
Loss on acquisition agreement termination	2,158,591	-
Issuance of stock for consulting services	240,000	-
Issuance of stock for fundraising	577,000	-
Issuance of stock for payment of debt	1,887,000
Changes in operating assets and liabilities:
Accounts receivable	875	(36,007)
Due from investor	(592,000)
Inventory	3,254	86,168
Prepaid NRE tooling	-	21,734
Other current assets	8,356	(4,390)
Accounts payable	136,984	324,955
Accrued compensation	83,061	(2,827)
Accrued interest	54,280	66,458
Related party payable	(59,043)	(22,433)
Deferred revenue	-	(123,501)
Accrued taxes	-	(498)
Accrued liabilities	(1,838)	(2,461)
Net cash used in operating activities	(415,097)	(539,605)

INVESTING ACTIVITIES
Purchase of equipment	-	(126,732)
Net cash used in investing activities	-	(126,732)

FINANCING ACTIVITIES
Cash received from reverse merger	-	270,229
Proceeds from convertible notes payable	-	665,000
Proceeds from short term notes payable	715,000	-
Principal payments on short term notes	(299,621)	-
Proceeds from notes payable to related party	-	25,000
Net cash provided by financing activities	415,379	960,229

Net increase in cash	282	293,892

Cash – beginning of period	-	5,980

Cash – end of period	$282	$299,872

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to non-convertible short term debt	$-	$187,365
Exchange of convertible notes payable in lieu of related party payable	$-	$90,257
Derivative liability on warrants issued with convertible notes payable	$-	$3,299,836
Conversion of accrued interest to convertible notes payable	$-	$148,223
Common stock issued upon reverse merger	$-	$1,614
Net liabilities assumed in reverse merger	$-	$66,414
Accrued interest on convertible notes payable converted to additional paid in capital	$142,594	$-
Financing charge for violation of St. George note	$438,750	$-
Issuance of St. George note	$779,500	$-
Issuance of convertible note in lieu of liabilities owed to former CEO	$144,837	$-
Interest charge for penalty in violation of short term debt	$20,000	$-
Reclass of derivative liability to additional paid in capital due to conversation of notes payable	$1,416,620	$-
Escrow of shares for former employee related to St. George bridge financing	$480	$-
Conversion of convertible notes payable to additional paid in capital	$1,686,675	$-
Conversion of warrants to additional paid in capital	$737,124	$-
Conversion of convertible notes payable and warrants into common stock and new issuances	$2,166	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.	ORGANIZATION

Helix Wind, Corp. (“Helix Wind”) was incorporated under the laws of the State of Nevada on January 10, 2006 (Inception) and has its headquarters located in Poway, California.  Helix Wind was originally named Terrapin Enterprises, Inc. On December 6, 2006, Helix Wind merged its newly-formed wholly-owned subsidiary, Black Sea Oil, Inc. into itself and changed its corporate name to Black Sea Oil, Inc. pursuant to a Plan and Agreement of Merger dated December 6, 2006.  On November 14, 2008, Helix Wind changed its name from Black Sea Oil, Inc. to Clearview Acquisitions, Inc. pursuant to Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada.  On February 11, 2009, Helix Wind’s wholly-owned subsidiary, Helix Wind Acquisition Corp. was merged with and into Helix Wind, Inc. (“Subsidiary”), which survived and became Helix Wind’s wholly-owned subsidiary (the “Merger”).  On April 16, 2009, Helix Wind changed its name from Clearview Acquisitions, Inc. to Helix  Wind, Corp., pursuant to an Amendment to its Articles of Incorporation filed with the Secretary of State of Nevada.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Subsidiary prior to the Merger, and Helix Wind, Corp. and the Subsidiary combined thereafter.

Helix Wind was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Helix Wind had no operations up until the Merger, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock.  The Company is now engaged through the subsidiary in the alternative energy business offering a distributed power technology platform designed to produce electric energy from the wind. Subsidiary was primarily engaged in the research and development of its proprietary products until the third quarter of the year ended December 31, 2008, when it began selling products.  The Company has commenced the outsourcing process to manufacture its products and has begun to receive purchase orders from customers. The Company utilizes two distinct distribution channels to market and sell its products: i) direct sales to end users and installers and ii) indirect or channel sales with distributors domestically and internationally.

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

Immediately prior to the Merger, Helix Wind had 5,135,011 shares of its common stock issued and outstanding. In connection with the Merger, Helix Wind issued 20,546,083 shares of its common stock in exchange for the issued and outstanding shares of common stock of Subsidiary and the promises to issue the same. In addition, there were 11,000,000 shares of its common stock constructively issued under Section 3a-10 of the Securities Act pursuant to the settlement of the disputed described in the Company’s 8K filed December 22, 2008 with Securities and Exchange Commission (“SEC”). Helix Wind also reserved 5,753,917 shares of its common stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of Helix Wind in connection with the Merger.  At March 31, 2010, there were 60,916,897 shares of Helix Wind’s common stock issued and outstanding.  As of the end of the first quarter of 2010, Helix Wind had granted 11,051,240 stock options, of the 13,700,000 stock options available under the stock option plan.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through November 18, 2009, the date upon which the restated financial statements were issued.  Other than as disclosed in Note 11, management noted no subsequent events which it believes would have a material effect on the accompanying condensed consolidated financial statements.

Reverse Merger Accounting

Since former Subsidiary security holders owned, after the Merger, approximately 80% of Helix Wind’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Subsidiary. Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Helix Wind prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received cash of $270,229 and assumed net liabilities of $66,414.

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. Amounts related to disclosures of December 31, 2009, balances within those interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto filed on Form 10-K on April 15, 2010.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s  Form 10K filed on April 15, 2010 with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,921,404 excluding the derivative liability of $4,518,519, an accumulated deficit of approximately $37,617,958 at March 31, 2010, recurring losses from operations and negative cash flow from operating activities of $415,097 for the three months ended March 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2009 and the first quarter of 2010, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect most of the amounts due, actual collections may differ from these estimated amounts. Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.  The balance in the allowance for doubtful accounts is $36,607 for the quarter ended March 31, 2010 and year ended December 31, 2010.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers.

Receivable Due From Investor

The Company closed a financing transaction under a note and warrant purchase agreement dated March 30, 2010 with St. George Investments, LLC but the $592,000 of funding had not been received by the Company as of March 31, 2010. The cash of $592,000 from this financing was received on April 1, 2010 by the Company.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. The Company did not expend any funds for the three months ended March 31, 2010 for the purpose of developing patents. No amortization has been taken on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At March 31, 2010, and December 31, 2009, inventory at various suppliers or at the Company totaled $198,865 and $202,119, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not completed consisting of prepaid inventory.  There was no prepaid inventory at March 31, 2010 or December 31, 2009 since all inventory had been paid for.

Impairment of Long-Lived Assets

ASC 350-30 (formally SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 350-30 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized as of and during the three months ended March 31, 2010.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of March 31, 2010 and December 31, 2009 is capitalized  and being depreciated over 5 years. Tooling that has been partially paid for as of March 31, 2010 and December 31, 2009 is recognized as a prepaid asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Advertising

The Company expenses advertising costs as incurred. During the three months ended March 31, 2010 and 2009, the Company incurred and expensed approximately $4,730 and $288, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the three months ended March 31, 2010 and 2009, research and development costs incurred were $93,301 and $358,448, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company did not receive any purchase orders from domestic and international customers to purchase Company product during the quarter ended March 31, 2010. The Company had deferred revenue of $28,244 as of March 31, 2010 and December 31, 2009.

Income Taxes

In July 2009, ASC 740, Income Taxes, (formally FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109) establishes a single model to address accounting for uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of ASC-740. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Basic and Diluted Loss per Share

The Company accounts for its share-based compensation in accordance with ASC 718-20 (formerly SFAS 123-R, Share Based Payment). Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of March 31, 2010 and 2009, all potentially dilutive common stock equivalents resulting from outstanding convertible notes at $0.50, warrants not exercised and vested stock options amount to 24,679,604 and 20,252,794 respectively.

Revenue Recognition

The Company’s revenues are recorded in accordance with the FASB ASC No. 605, “Revenue Recognition” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Significant Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of  December 31, 2009, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

4.	EQUIPMENT

Equipment consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009

Equipment	$49,260	$49,260
NRE tooling	424,903	424,903
Test facility	100,560	100,560
Leasehold improvements	10,254	10,254
Web site development costs	13,566	13,566
	598,543	598,543
Accumulated depreciation	(217,363)	(183,875)

	$381,180	$414,668

5.	DEBT

Short Term Debt

Short term debt was $780,907 as of March 31, 2010 and $930,528 at December 31, 2009.  At March 31, 2010, this represents a Subsidiary 12% related party note totaling $77,744 and one non-related party Subsidiary 12% note holders totaling $60,000 that elected not to convert as part of the note exchange offered with the Merger.  In addition, short term debt includes $348,163 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at December 31, 2009) plus 1%.  Also included in short term debt is two promissory notes from non-related parties totaling $95,000.  The promissory notes have an interest rate of 20% and were extended in the first quarter 2010.  Short term debt also includes $100,000 received in first quarter 2010 from a non related party as part of a promissory note with a term of 90 days and an interest rate of 18%.

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

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $3,497,537 as of March 31, 2010 as described below.  In connection with the convertible notes payable issued, the Company issued an aggregate of 15,047,888 warrants. All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price, if any, subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	1,505,252	(1,505,252)	-	-
Reverse Merger Notes	100,000	(100,000)	-	-
New Convertible Notes	1,842,285	(1,842,285)	-	144,833
Other Convertible Notes	50,000	(50,000)	-	-
	3,497,537	(3,497,537)	-	144,833

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

On February 11, 2009, in connection with and as part of the Merger, the Company exchanged existing convertible notes (“12% notes”) for 9% convertible notes ( the “Exchange Notes”). Prior to the Merger, the total amount of the 12% notes exchanged was $2,234,579.  This amount included principal of $1,874,448 plus accrued interest charges of $146,866 and other premiums of $213,265.  The Exchange Notes had a principal amount at March 31, 2010, of $1,505,252, bearing interest at 9% per annum, with principal and interest due three years from the date of issuance. The Exchange Notes required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder. In addition to the stated interest rate; the exchange transaction also modified the conversion rate as well as the issuance of 5,469,158 warrants to the various convertible note holders, the warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.  The warrants and notes were issued in connection with a registration rights agreement.

The Company concluded that the changes in the note agreements, conversion feature and warrants were considered substantive and accordingly the transaction should be accounted for as an extinguishment of debt and an issuance of new debt.  As such, the Company recorded a loss on extinguishment of debt of approximately $12,038,787 which is recorded in other expenses in the accompanying condensed consolidated statements of operations, during the year ended December 31, 2009.

The Company initially recorded a discount to the Exchange Notes of $2,234,579. During the year ended December 31, 2009, $25,232 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  During the period ended March 31, 2010, $704,095 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes was converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2010, there was $0 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company issued $650,000 of convertible notes payable to 3 different note holders (“Reverse Merger Notes”).  The Reverse Merger Notes had a principal amount at March 31, 2010, of $100,000 (after the conversion of $550,000 into the Company’s common stock), bearing interest at 9% per annum, with principal and interest due three years from the date of issuance.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

The Company has initially recorded a debt discount to the Reverse Merger Notes in the amount of $650,000.   During the year ended December 31, 2009, $450,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  During the period ended March 31, 2010, $100,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted note was immediately charged to interest expense on the day the note was converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2010, there was $0 amortized under this amortization method.

New Convertible Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2009, the Company also issued additional convertible notes payable in the amount of $2,145,365 (“New Convertible Notes”). The New Convertible Notes had a principal amount at March 31, 2010 of $1,062,785 (after the conversion of $1,082,580 into the company's common stock).  The New Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, required no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 5,200,730 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has recorded a debt discount in the amount of $2,145,365.  During the year ended December 31, 2009, $225,000 of the New Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). During the period ended March 31, 2010, $857,580 of the New Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted).The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2010 there was $0 amortized under this amortization method.

During the period ended March 31, 2010, the Company issued two convertible notes to St. George Investments in the amount of $1,998,250. The note issued to St. George on January 27, 2010 was convertible six months after the date of the note.  The note issued to St. George on March 30, 2010 was convertible anytime after the date of the note.

The first convertible note payable was issued to St. George on January 27, 2010 for $780,000, convertible into common stock, six months after the date of the note at the lower of (i) average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth on the Conversion Notice or (ii) 50% of the VWAP over the five (5) trading days immediately preceding the date set forth in the Conversion Notice. The Company determined that the embedded conversion feature should not be calculated at fair value on issuance due to the six month contingency that had not been met. The Company recorded a discount on the convertible note of $195,000 based on the initial issuance cost (discussed below).

The Company received $585,000 in cash, the difference was considered an issuance cost (or prepaid interest) in which the Company recorded a discount to the note and amortized this discount to interest expense under the effective interest  method over the life of the note.  The Note did not bear interest as long as certain covenants were maintained. The note was secured by 4,800,000 registered shares of common stock of the Company that was pledged by Ian Gardner, a former officer of the Company.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

If the Company was in violation of any of the related covenants, a “triggering event”, as defined by the agreement, would occur.  The agreement is limited to a maximum of two triggering events.  The triggering event would cause the principal balance of the note to increase by 25% for each event and the note would start to accrue interest at a rate of 18% per annum and if the triggering event caused a default, the Note holder had the option to call the pledged shares of common stock to satisfy the outstanding principal balance.

The Company violated the note’s covenants and incurred two triggering events on February 16, 2010 and February 17, 2010.  The violation was a failure to maintain a minimum volume weighted average stock price.  As a result of the violation, the principal balance increased by $195,000 and $243,750 on February 16, 2010 and February 17, 2010, respectively.  The principal balance was increased to $1,218,750.  The Company increased both the principal balance and related discount as an additional finance costs that would be amortized using the effective interest method over the life of the note.

The note was also in default on the above dates due to the covenant violations.  As a result of the default, the Note holder was issued the 4,800,000 shares of Company common stock.  The Company’s stock price on the violation dates was $0.51 and $0.52.  The noteholder took possession of the pledged shares, 2,400,000 on each of the violation dates. The Company also issued 4,800,000 shares of common stock to Ian Gardner, a former officer of the Company, to replenish the shares that were pledged. The fair value of the shares issued was $2,472,000.  The Company used the covenant violation dates as the measurement dates to value the common stock issued to satisfy the convertible note payable. The excess of the fair value of the common stock issued over the principal note payable balance was charged to the statement of operations to interest expense as an additional finance costs. The Company charged all unamortized debt discount to interest expense upon satisfaction of the outstanding balance.

The second convertible note payable was issued to St. George on March 30, 2010 for $779,500, convertible at anytime after the date of the note into common stock at the lower of (i) average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth on the Conversion Notice or (ii) 50% of the VWAP over the five (5) trading days immediately preceding the date set forth in the Conversion Notice. The Company determined that the embedded conversion feature was a derivative liability based on its variable conversion terms.  See Note 6 for disclosure on derivative liabilities. The Company recorded a discount on the convertible note of $779,500 based on the initial issuance cost (discussed below) and the fair value of the embedded conversion feature. The fair value of the embedded conversion feature at issuance was $1,016,257. The Company recorded a discount to the note to the extent of the note balance and charged the remainder of the fair value of the embedded conversion feature to interest expense.

The Company received $592,000 in cash, the difference was considered an issuance cost (or prepaid interest) in which the Company recorded a discount to the note and will amortize this discount to interest expense under the effective interest  method over the life of the note.  The Note did not bear interest as long as certain covenants were maintained. The note was secured by 4,800,000 registered shares of common stock of the Company that was pledged by Ken Morgan, a former officer of the Company.  If the Company was in violation of any of the related covenants, a “triggering event”, as defined by the agreement, would occur.  The agreement is limited to a maximum of two triggering events.  The triggering event would cause the principal balance of the note to increase by 25% for each event and the note would start to accrue interest at a rate of 18% per annum and if the triggering event caused a default, the Note holder had the option to call the pledged shares of common stock to satisfy the outstanding principal balance.  As of March 31, 2010, the outstanding balance was $779,500.   As part of the covenant compliance, the Company’s common stock must maintain a minimum volume of trading of no less than $100,000 per day on a five day average.  The Company must also maintain a minimum volume weighted average price of its common stock o $0.11.  The Company does not expect the stock volume and stock price to be able to maintain these minimum requirements.  As such, the Company expects the note holder to take possession of the pledged shares and has put 4,800,000 shares of its common stock into an escrow account to replenish shares to Ken Morgan, a former officer of the Company.

During the period ended March 31, 2010, the Company issued a convertible note payable to Ian Gardner, a former officer of the Company.  The note has a principal balance of $144,833 and is convertible into common stock of the Company at a rate of $0.50.  The note accrues interest at a rate of 9% per annum and all principal and accrued interest is due on August 22, 2012.  The convertible feature on this convertible note payable does not contain any re-set features and is convertible at fixed rates.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company analyzed this note for possible discounts on the conversion feature and concluded there is no beneficial conversion feature since the stock price on the date of issuance is less than the conversion rate of $0.50.  The stock price on the date of issuance was $0.20.

Other Convertible Notes-Convertible Notes Payable, net of discount

On February 11, 2009 upon completion of the Merger, the Company also issued $25,000 of related party convertible notes and $50,000 of non-related party convertible notes in exchange for equipment and inventory (“Other Convertible Notes”) for a total of $75,000.  The Other Convertible Notes had a principal amount at March 31, 2010 of $50,000 (after the conversion of $25,000 into the company's common stock).  The Other Convertible Notes bear interest at 9% per annum, with principal and interest due three years from the date of issuance, require no payment of principal or interest during the term and may be converted to our common stock at the conversion price of $0.50 per share at any time at the option of the note holder.  The Company also issued 150,000 warrants to the various note holders. The warrants have an exercise price of $0.75 per share for each share of the Company issuable upon conversion of the note.  The warrants expire 5 years from issuance and contain cashless exercise provisions which are settled in shares.   The warrants and notes were issued in connection with a registration rights agreement.

The Company has initially recorded a debt discount in the amount of $75,000.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2010, there was $0 amortized under this amortization method.

At March 31, 2010, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $233,574.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.32% - 2.69%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of 1.32%; volatility of 59% and expected dividend yield of zero.

6.	DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of warrants and convertible notes payable with conversion features.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.  The Company also issued two convertible notes payable during the period ended March 31, 2010 with variable conversion rates.

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

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

During the period ended March 31, 2010, the Company recorded a derivative liability of $1,016,257 for the issuance of convertible notes payable.  During the period ended March 31, 2010, $1,686,675 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $1,416,620 was re-classed to additional paid in capital on the date of conversion in the accompanying statements of shareholders’ deficit.  During the period ended March 31, 2010, the Company recognized a gain of $11,516,420 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $4,284,944 at March 31, 2010.

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

During the period ended March 31, 2010, the Company recorded a derivative liability of $731,404 for the issuance of warrants.  During the period ending March 31, 2010, 1,068,660 warrants were exercised on a cashless basis.  The Company performed a final mark-to-market valuation for the derivative liability associated with the exercised warrants and the fair value carrying amount of the derivative liability on the date of exercise of $737,205 was reclassified to additional paid in capital in the accompanying statement of shareholders’ deficit.  During the period ended March 31, 2010, the Company recognized a gain of $14,413,653 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the warrants in the accompanying statement of operations.  The value of the derivative liability associated with the warrants was $233,574 at March 31, 2010.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2009	$30,854,755
Issuance of derivative financial instruments	1,747,662
Conversion or cancellation of derivative financial instruments	(2,153,825)
Mark-to-market adjustment to fair value at March 31, 2010	(25,930,073)
March 31, 2010	$4,518,519

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of March 31, 2010 and at date of issuance of February 11, 2009:

March 31, 2010
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

7.	INCOME TAXES

There was no income tax expense recorded for the three months ended March 31, 2010 due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

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

March 31, 2010
Annual dividends	0
Expected volatility	59% -75%
Risk-free interest rate	1.76% - 2.70%
Expected life	5 years

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Since there is insufficient stock price history that is at least equal to the expected or contractual terms of the Company’s options, the Company has calculated volatility using the historical volatility of similar public entities in the Company’s industry.  In making this determination and identifying a similar public company, the Company considered the industry, stage, life cycle, size and financial leverage of such other entities.   This resulted in an expected volatility of 59% to 75%.

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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At March 31, 2010, the Company expects all remaining awards issued will be fully vested over the expected life of the awards.  During the period ended March 31, 2010, 1,663,248 employee options were pre vested and forfeited in which the Company made an adjustment for compensation previously recognized on these pre vested and forfeited awards of $1,055,239.

Stock Option Activity

A summary of stock option activity for the period ended March 31, 2010 is as follows:

		Weighted
		Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2009	11,051,240	$0.58
Granted	-	-
Exercised	-	-
Forfeited	(1,663,248)	0.50
Options outstanding at March 31, 2010	9,387,992	$0.58

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2010:

	Outstanding	Exercisable

Number of shares	9,387,992	9,173,240
Weighted average remaining contractual life	3.87	3.87
Weighted average exercise price per share	$0.58	$0.55
Aggregate intrinsic value (March 31, 2010 closing price of $0.11)	$-	$-

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of March 31, 2010 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $735,653 for the quarter ended March 31, 2010.  This includes a one-time adjustment for forfeited awards of $1,055,239 and $319,586 for outstanding awards that vested in the period.

The amount of unrecognized compensation cost related to non-vested awards at March 31, 2010 was $780,623.  The weighted average period in which this amount is expected to be recognized is 4.21 years.

Stock options outstanding and exercisable at March 31, 2010, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.50-$0.75	9,312,992	$0.50	3.87 yrs	9,098,240	$0.53	3.87 yrs
$2.70	75,000	$2.70	4.21 yrs	75,000	$2.70	4.21 yrs
	9,387,992	$0.58	3.87 yrs	9,173,240	$0.55	3.87 yrs

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  As a result of the Merger on February 11, 2009, the Company had 25,681,094 shares of its common stock outstanding. Clearview Acquisition, Inc. agreed pursuant to settlement of a lawsuit originating during the year ended December 31, 2008, with Bluewater Partners as part of the Merger on February 11, 2009, to issue 11,000,000 shares of its common stock under Section 3a-10 of the Securities Act, which was an exchange of 11,000,000 free trading shares for debt and accrued interest for approximately $105,000.  The Company’s common stock outstanding at March 31, 2010 was 60,916,897. The Company also reserved 5,713,918 shares of Common Stock for issuance upon the conversion of certain convertible notes of Subsidiary that were converted into new convertible notes of the Company in connection with the Merger.  The outstanding shares of Common Stock are validly issued, fully paid and nonassessable.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, CA, 92064.  The license period is on a month to month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a rate of $3,230 per month.

Prior to the office relocation, the Company leased its corporate office located at 1848 Commercial Street, San Diego, California, under a lease agreement with a partnership that is affiliated with a principal stockholder, who was also an executive officer, founder and a director of the Company. The lease expired on October 31, 2008, monthly rent was $200 per month for the period January 1, 2007 through February 29, 2008, and then increased to $2,000 per month for the period March 1, 2008 through October 31, 2008. The Company entered into a new lease effective November 1, 2008. The initial term of this lease for the period November 1, 2008 through October 31, 2009, specifies monthly base rent of $7,125. This lease also includes a scheduled base rent increase of 3.0% – 6.0% per year over the term of the lease based on the Consumer Price Index / All Urban Consumers – San Diego, California.

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.

The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years which calls for no increase in rent during the renewal periods.  The lease was renewed November 1, 2009.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West is $16,270. The Company paid $0 and $48,810 in management fees to East West during the three months ended March 31, 2010 and March 31, 2009, respectively. In addition to the $138,295 included in accounts payable at March 31, 2010, the Company also has a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $237,505 as part of its inventory and tooling when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.    The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company intends to defend itself in the lawsuit.  Waterline is currently a distributor of the Company’s products.

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

Executive Compensation

An employment agreement executed with the Company’s Chief Executive Officer (CEO) calls for a base salary as shown below.

●	$200,000 per annum August 1, 2008 through July 31, 2009
●	$250,000 per annum August 1, 2009 through July 31, 2010
●	$300,000 per annum August 1, 2010 through December 31, 2010

In addition to the salary shown above, the CEO has earned and is entitled to a $75,000 bonus which is accrued in the Company’s financials as of March 31, 2010.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

11.	SUBSEQUENT EVENTS

On April 1, 2010, the Company closed a financing transaction and received $592,000 in cash under a note and warrant purchase agreement dated March 30, 2010 with St. George Investments, LLC.  The Company issued a convertible secured promissory note dated March 30, 2010 in the aggregate principal amount of $779,500 and a five year warrant to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, subject to adjustment, with an exercise price of $0.75 per share.  See Form 8K filed with the SEC on April 6, 2010 for further details of the transaction.

On April 1, 2010, the Company closed a settlement and mutual release agreement dated March 30, 2010 with Kenneth Morgan.  The Company paid the sum of $150,000 to settle the action filed by Kenneth Morgan.  See Form 8K filed with the SEC on April 6, 2010 for further details of the settlement agreement.

On April 12, 2010, the Company received a demand letter from legal counsel for Ian Gardner, the Company’s former CEO and a director, alleging the Company breached the terms of his Separation Agreement and Release.  The demand letter demands payment from the Company in the amount of approximately $223,000 for monies which Mr. Gardner believes he is owed under the Separation Agreement and Release, which includes approximately $72,000 under his convertible note.  The demand letter also includes allegations that the Company settled its litigation with Kenneth Morgan without including full payment to Mr. Gardner for $57,000 in damages to which he believes he is entitled to for his unrelated owned entities. In addition, the demand letter alleges that the Company failed to honor its obligations to pay him $94,361 upon the closing of an equity financing resulting in minimum gross proceeds of $1,000,000 when the Company completed the financing described in this report with St. George Investments LLC in which the Company has received only $592,000.  The Company is reviewing the demand letter and intends to respond and/or defend itself should the demand result in a lawsuit.

On April 13, 2010, the Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, CA, 92064.  The license period is on a month to month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a rate of $3,230 per month.

On April 22, 2010, the Company entered into a new employment agreement with, and granted stock options to, its Chief Executive Officer and its Chief Financial Officer.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on April 27, 2010 for a complete description of the terms and conditions.

On April 23, 2010, the Company received a notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a liquidity default had occurred under the convertible secured promissory note, dated March 30, 2010, in the principal amount of $779,500 made by the Company in favor of St. George (the “Note”).  As a result of the decrease in the market value of the Company’s common stock, St. George also exercised its default remedies under the pledge agreement with Kenneth O. Morgan which resulted in St. George receiving the 4,800,000 shares of Company common stock pledged by Kenneth Morgan, and Kenneth Morgan receiving the 6,000,000 shares of Company common stock placed into escrow by the Company.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on April 6, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Note, pledge agreement and financing.

On April 26, 2010, St. George Investments LLC and the Company executed the first of the four additional Convertible Promissory Note’s previously announced to purchase this note in the principal amount of $130,000 (net proceeds of $100,000).

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

In connection with the safe harbors created by Section 21E of the Securities Exchange Act of 1934, as amended, and the provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

●	The factors described in Item 1A-Risk Factors in this Quarterly Report on Form 10-Q;

●	Our ability to attract and retain management and field personnel with experience in the small wind turbine industry;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended March 31, 2010. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

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

Results of Operations – For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues

The Company generated $5,637 of revenue for the three months ended March 31, 2010 from 1 unit that a customer received during the first quarter 2010. The unit received by customer was comprised of 1 S-322 (residential) unit.  The Company generated approximately $401,000 of revenue for the three months ended March 31, 2009 from 37 units that customers had received during the first quarter 2009. The units received by customers were comprised of 12 S-322 (residential) units and 25 S-594 (commercial) units.

Cost of Revenues

The cost of revenues of $4,454 for the three months ended March 31, 2010 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 unit received by customer in the first quarter.  The cost of revenues of approximately $314,000 for the three months ended March 31, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers in the first quarter.

Research and development

Cost incurred for research and development are expensed as incurred.  During the three months ended March 31, 2010 and 2009, research and development costs incurred were $93,301 and $358,448, respectively.  The decrease primarily related to the decrease in the amount of share based payments related to stock options as well as reduced engineering and development cost incurred during first quarter 2010.

Total operating expenses

During the three months ended March 31, 2010 and 2009, total operating expenses were $701,470 and $10,014,603, respectively.  Research and development costs decreased $265,147 and the decrease related to the selling, general and administrative expenses was $9,047,986.  Selling, general and administrative expenses  increased  approximately $700,000 relating to professional fees which included a non cash expense increase of $817,000 from the issuance of stock for consulting and fund raising activities and decreased approximately $9,700,000 from share based payments related to stock options as there fair market value decreased significantly.

Other income and expense

The Company had other income (expenses) for the three months ended March 31, 2010 and 2009 of $18,992,414 and $(19,759,171) respectively.  The increase primarily resulted from decrease in interest expense recorded for the convertible and non-convertible notes of approximately $505,260, decrease in loss from debt extinguishment of approximately $12,038,781, decrease in the change in fair value of derivative liability of approximately $28,361,087 offset by the loss recorded on the termination of the Abundant Renewable Energy acquisition of approximately $2,158,591.

Net loss

During the three months ended March 31, 2010 and 2009, the net income (loss) was $18,291,327 and $(29,686,766), respectively as a result of the variance described above.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, has negative working capital of approximately $1,921,404 excluding the derivative liability of $4,518,519 and accumulated deficit of approximately $37,617,958 at March 31, 2010.

Liquidity and Capital Resources

As of  March 31, 2010 and December 31, 2009, Helix Wind had a working capital deficit of approximately $1,921,404 and $2,640,578 excluding the derivative liability of $4,518,519 and $30,854,755 respectively.  The negative working capital at March 31, 2010 results primarily from accounts payable of approximately $1,216,398, accrued interest of $292,743, accrued compensation $288,487, short term debt of $780,907 and an offset by $592,000 due from investor.  The negative balance in 2009 results primarily from accounts payable of $1,120,020.  The income of approximately $18,291,327 for the three months ended March 31, 2010 was comprised of a decrease of approximately $25,930,072 in change in fair value of derivative liabilities, offset by a loss of $2,158,591on Abundant Renewable Energy purchase agreement termination, interest expense of $4,784,109 and the balance in the company’s first quarter operating expenses   The deficit of approximately $29,686,766 for the three months ended March 31, 2009 was comprised of approximately $358,000 for research and development, $50,000 for sales and marketing, $9,130,185 for share based payments for stock options, $19,759,171 of interest expense, loss on extinguishment of debt and change in fair value for the derivative liability, and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the three months ended March 31, 2010 totaled $415,379 resulting from funding from the issuance of convertible notes payable and cash provided from financing activities at March 31, 2009 totaled $960,229 resulting from the funding  from the issuance of convertible notes payable.

Helix Wind expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need $5,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead and working capital purposes.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4T. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.    The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company intends to defend itself in the lawsuit.  Waterline is currently a distributor of the Company’s products.

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

Item 1A. Risk Factors.

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

Our business began recording revenues in 2009 and we may never become profitable. As of March 31, 2010, we had an accumulated deficit of $37,617,958 and a negative working capital of $1,921,404 excluding the derivative liability of $4,518,519. A significant amount of capital will be necessary to advance the development of our product to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of March 31, 2010.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going concern”, you may lose your entire investment in us.

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

The Company has significant outstanding indebtedness. As of March 31, 2010, the Company had an aggregate outstanding balance of $2,718,042 in convertible debt obligations (including accrued interest). If the lenders under these convertible notes do not convert and demand repayment, the Company does not have the cash to pay its debt obligations. Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2010, we had an accumulated deficit of $37,617,958.  We expect to derive our future revenues from sales of our systems, however, these revenues are highly uncertain.  We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

We were recently sued by one of our distributors and may face additional lawsuits in the future.

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

We have 60,916,897 shares of common stock issued and outstanding as of March 31, 2010.   We also have outstanding an aggregate of $2,718,042 of 9% Convertible Notes as of March 31, 2010 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes.  In addition, we recently completed a financing described in this report with St. George Investments, LLC pursuant to which we issued a convertible note and warrants which, if exercised, would result in a significant amount of additional shares of common stock outstanding.  Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  Accordingly, a common shareholder has a significant risk of having its interest in our company being significantly diluted.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation authorize the issuance of 1,750,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.0001 par value per share.   As discussed above, we had 60,916,897 shares of common stock outstanding as of March 31, 2010, and a significant amount of additional shares issuable upon exercise and conversion of our outstanding warrants, stock options and convertible notes.

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

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

On April 23, 2010, the Company received a notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a liquidity default had occurred under the convertible secured promissory note, dated March 30, 2010, in the principal amount of $779,500 made by the Company in favor of St. George (the “Note”).  As a result of the decrease in the market value of the Company’s common stock, St. George also exercised its default remedies under the pledge agreement with Kenneth O. Morgan which resulted in St. George receiving the 4,800,000 shares of Company common stock pledged by Kenneth Morgan, and Kenneth Morgan receiving the 6,000,000 shares of Company common stock placed into escrow by the Company.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on April 6, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Note, pledge agreement and financing.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

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

Date: May 14, 2010