Form 10-Q
period 2010-06-30
Helix Wind, Corp.
filed 2010-08-11
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 000-52107
HELIX WIND, CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4069588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13125 Danielson Street, Suite 101
Poway, California	92064
(Address of Principal Executive Offices)	(Zip Code)

(858) 513-1033
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

As of August 11, 2010, 163,265,101 shares of common stock of the registrant were outstanding.

 HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended June 30, 2010

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$124,462	$-
Accounts receivable	43,986	44,861
Related party receivable	-	3,356
Inventory	159,514	202,119
Prepaid expenses and other current assets	8,399	10,600
	336,361	260,936

EQUIPMENT, net	354,600	414,668
PATENTS	69,495	63,930

Total assets	$760,456	$739,534

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,182,505	$1,120,020
Accrued compensation	228,334	350,264
Accrued interest	322,790	401,057
Other accrued liabilities	862	11,493
Accrued taxes	9,659	-
Deferred revenue	112,164	28,244
Related party payable	-	59,904
Short term debt	620,907	930,528
Convertible notes payable, net of discount	172,393	4
Derivative liability	4,502,222	30,854,755
	$7,151,836	$33,756,269
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 115,882,284 and 39,256,550 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	11,588	3,926
Additional paid in capital	33,733,432	22,888,624
Accumulated deficit	(40,136,400)	(55,909,285)

Total shareholders’ deficit	(6,391,380)	(33,016,735)
Total liabilities and shareholders’ deficit	$760,456	$739,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

 HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES	$-	$140,991	$5,637	$542,368

COST OF SALES	-	112,094	4,455	426,463

GROSS MARGIN	-	28,897	1,182	115,905

OPERATING COSTS AND EXPENSES
Research and development	90,060	252,177	183,361	610,625
Selling, general and administrative	872,004	2,521,070	1,480,172	12,177,225

LOSS FROM OPERATIONS	(962,064)	(2,744,350)	(1,662,351)	(12,671,945)

OTHER INCOME (EXPENSES)
Gain on issuance of stock for company expenses	-	-	416	-
Loss on acquisition agreement termination	(4,626)	-	(2,158,591)	-
Interest expense	(1,411,509)	(7,669,855)	(6,195,618)	(12,959,224)
Loss on debt extinguishment	-	-	-	(12,038,787)
Change in fair value of derivative liability	(140,243)	(11,489,557)	25,789,829	(13,920,572)
Total other income (expense)	(1,556,378)	(19,159,412)	17,436,036	(38,918,583)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(2,518,442)	$(21,903,762)	$15,773,685	$(51,590,528)

PROVISION FOR INCOME TAXES	-	-	(800)	-

NET INCOME (LOSS)	$(2,518,442)	$(21,903,762)	$15,772,885	$(51,590,528)

NET INCOME (LOSS) PER SHARE - BASIC	$(0.03)	$(0.62)	$0.26	$(1.76)
NET INCOME (LOSS) PER SHARE – DILUTED	$(0.03)	$(0.62)	$0.02	$(1.76)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	77,621,636	35,295,888	61,516,085	29,318,849
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	77,621,636	35,295,888	744,599,373	29,318,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

 HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2008	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)
Share based payments	-	-	10,777,373	-	10,777,373
Stock issued upon reverse merger	16,135,011	1,614	(68,028)	-	(66,414)
Stock issued upon note conversion	753,632	75	1,654,491	-	1,654,566
Net loss	-	-	-	(51,590,528)	(51,590,528)
BALANCE –June 30, 2009	37,434,726	$3,744	$12,636,881	$(54,401,515)	$(41,760,890)

BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)
Share based payments	-	-	(462,500)	-	(462,500)
Stock issued upon note conversion	61,158,141	6,116	5,036,867	-	5,042,983
Stock issued upon note warrant exercise	997,897	100	738,012	-	738,112
New stock issuance	14,469,696	1,446	5,532,429	-	5,533,875
Net income	-	-	-	15,772,885	15,772,885
BALANCE –June 30, 2010	115,882,284	$11,588	$33,733,432	$(40,136,400)	$(6,391,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 HELIX WIND, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

OPERATING ACTIVITIES
Net income (loss)	$15,772,885	$	(51,590,528)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,068		58,350
Stock based compensation	(462,500)		10,777,373
Change in fair value of derivative liability	(25,789,830)		13,920,572
Interest in connection with derivative liability	2,343,929		12,795,117
Write off of debt discount on converted debt	1,791,257		-
Amortization of debt discount	27,556		-
Loss on acquisition agreement termination	2,158,591		-
Loss on debt extinguishment	-		12,038,787
Gain on issuance of stock for company expenses	(416)
Note in lieu of expenses incurred on behalf of the Company	-		25,717
Issuance of stock for consulting services	250,000		-
Issuance of stock for fundraising	577,000		-
Issuance of stock for payment of debt	1,887,000		-
Issuance of stock for note amendment	4,000		-
Changes in operating assets and liabilities:
Accounts receivable	875		(33,762)
Inventory	42,605		34,590
Prepaid non-recurring equipment tooling	-		21,734
Other current assets	(8)		28,656
Accounts payable	135,185		262,554
Accrued compensation	22,907		(12,160)
Accrued interest	132,939		154,533
Related party payable	(59,042)		(22,433)
Deferred revenue	83,920		(118,442)
Accrued taxes	-		(498)
Accrued liabilities	(1,838)		(6,895)
Net cash used in operating activities	(1,022,917)		(1,666,735)

INVESTING ACTIVITIES
Purchase of equipment	-		(299,100)
Net cash used in investing activities	-		(299,100)

FINANCING ACTIVITIES
Cash received from reverse merger	-		270,229
Proceeds from convertible notes payable	892,000		1,560,105
Proceeds from short term notes payable	715,000		395,000
Principal payments on short term notes payable	(459,621)		(75,000)
Net cash provided by financing activities	1,147,379		2,150,334

Net increase in cash	124,462		184,499

Cash – beginning of period	-		5,980

Cash – end of period	$124,462		$190,479

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to non-convertible short term debt	-	$187,365
Exchange of convertible notes payable in lieu of related party payable	-	$90,257
Derivative liability on warrants issued with convertible notes payable	-	$4,194,944
Conversion of accrued interest to convertible notes payable	-	$148,223
Common stock issued upon reverse merger	-	$1,614
Net liabilities assumed in reverse merger	-	$66,414
Accrued interest on convertible notes payable converted to additional paid in capital	$191,206	-
Financing charge for violation of St. George note	$877,219	-
Issuance of convertible note in lieu of liabilities owned to former CEO	$144,837	-
Interest charge for penalty in violation of short term debt	$20,000	-
Reclass of derivative liability to additional paid in capital due to conversion of notes payable	$2,468,520	-
Escrow of shares for former employee related to St. George bridge financing	$480	-
Conversion of convertible notes payable to additional paid in capital	$2,383,257	-
Conversion of warrants to additional paid in capital	$738,112	-
Conversion of convertible notes payable and warrants into common stock and new issues	$7,662	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through August 11, 2010, the date upon which the financial statements were issued.  Other than as disclosed in Note 11, management noted no subsequent events which it believes would have a material effect on the accompanying consolidated financial statements.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. Amounts related to disclosures of December 31, 2009, balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto filed on Form 10-K on April 15, 2010.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s Current Report on Form 10-K filed on April 15, 2010 with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a working capital deficit of $2,313,253 excluding the derivative liability of $4,502,222, an accumulated deficit of $40,136,400 at June 30, 2010, recurring losses from operations and negative cash flow from operating activities of $1,022,917 for the six months ended June 30, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2009 and the first six months of 2010, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.  The balance in the allowance for doubtful accounts is $36,607 as of  June 30, 2010 and  December 31, 2009.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. The Company spent $5,565 for the six months ended June 30, 2010 for the purpose of developing patents. No amortization has been taken on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At June 30, 2010 and December 31, 2009, inventory at various suppliers or at the Company totaled $159,514 and $202,119, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not completed consisting of prepaid inventory.  There was no prepaid inventory at June 30, 2010 or December 31, 2009.

Impairment of Long-Lived Assets

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. US GAAP requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at June 30, 2010 or during 2009.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of June 30, 2010 and December 31, 2009 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of June 30, 2010 and December 31, 2009 is recognized as a prepaid expense. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Advertising

The Company expenses advertising costs as incurred. During the six months ended June 30, 2010 and 2009, the Company incurred and expensed approximately $5,040 and $29,790, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the six months ended June 30, 2010 and 2009, research and development costs incurred were $183,361 and $610,625, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company received purchase orders for six S594 units from domestic customers during the quarter ended June 30, 2010. The Company had deferred revenue of $112,164 and $28,244 as of June 30, 2010 and December 31, 2009, respectively, relating to the deposit received for the unshipped units.

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
June 30, 2010
(Unaudited)

Share Based Compensation
The Company accounts for its share-based compensation in accordance with ASC 718-20 (formerly SFAS 123-R, Share Based Payment). Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

 Basic and Diluted Income (Loss) per Share
We incurred a net loss in each period presented, except the six months ended June 30, 2010, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for three months ended June 30, 2010 and 2009 and the six months ended June 30, 2009.  Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of June 30, 2010 and 2009, the Company estimates that all potentially dilutive common stock equivalents that would result from the conversion or exercise of outstanding convertible notes, warrants and stock options amounts to 683,083,288 and 20,252,794 respectively.

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

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect our condensed consolidated statements of operations or balance sheets.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of June 30, 2010, there was no related party receivable.  At December 31, 2009, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and was due on demand.

At December 31, 2009, the Company had an unsecured related party payable to Fidelis Charitable Trust, bearing no interest payable on demand in the amount of $59,904.  The Company’s former Chief Executive Officer is a 50% trustee of the trust.

As of June 30, 2010, convertible notes payable to a related party was $144,837 (see note 5).  Such note is held by the Company’s former Chief Executive Officer.  At December 31, 2009, convertible notes payable to related parties were $175,365.  Such notes were held by the Company’s former Chief Executive Officer and a shareholder founder of the Company. Such notes did not convert and remained as part of the 12% convertible debt.

4.	EQUIPMENT

Equipment consisted of the following as of June 30, 2010 and December 31, 2009:

	2010	2009

Equipment	$49,260	$49,260
NRE tooling	424,903	424,903
Test facility	100,560	100,560
Leasehold improvements	10,254	10,254
Web site development costs	13,566	13,566
	598,543	598,543
Accumulated depreciation	(243,943)	(183,875)

	$354,600	$414,668

5.	DEBT

Short Term Debt

Short term debt was $620,907 as of June 30, 2010 and $930,528 at December 31, 2009.  At June 30, 2010, this included a Subsidiary 12% related party note totaling $77,744 and two promissory notes from non-related parties totaling $95,000.  The promissory notes have an interest rate of 20% and were extended in the first quarter 2010.  In addition, short term debt includes $348,163 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at June 30, 2010) plus 1%.

At December 31, 2009, short term debt represents a Subsidiary 12% related party note totaling $115,365 and two non-related party Subsidiary 12% note holders totaling $72,000 that elected not to convert as part of the note exchange offered with the Merger. In addition, short term debt includes $568,163 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at December 31, 2009) plus 1%.  Also included in short term debt was the receipt of $37,500 each from each of the two non related parties in fourth quarter 2009.  The promissory notes had a term of 90 days and an interest rate of 20%.

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $3,629,424 as of June 30, 2010 as described below.  In connection with the convertible notes payable issued, the Company issued an aggregate of 15,797,888 warrants. All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price, if any, subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	$1,239,795	$(1,231,378)	$8,417	$-
Reverse Merger Notes	100,000	(98,320)	1,680	-
New Convertible Notes	2,239,629	(2,223,038)	16,591	144,837
Other Convertible Notes	50,000	(49,132)	868	-
	$3,629,424	$(3,601,868)	$27,556	$144,837

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

During the period ended June 30, 2010, $265,457 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2010, there was $8,417 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

During the period ended June 30, 2010, there was no change in the principal balance of the notes.  The Company is amortizing the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2010, there was $1,680 amortized under this amortization method.

New Convertible Notes-Convertible Notes Payable, net of discount

During the period ended June 30, 2010, $431,125 of the New Convertible Notes were converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2010 there was $16,591 amortized under this amortization method.

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
June 30, 2010
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

The note was also in default on the above dates due to the covenant violations.  As a result of the default, the Note holder was issued the 4,800,000 shares of Company common stock.  The Company’s stock price on the violation dates was $0.51 and $0.52.  The noteholder took possession of the pledged shares, 2,400,000 on each of the violation dates. The Company also issued 4,800,000 shares of common stock to Ian Gardner, a former officer of the Company, to replenish the shares that were pledged. The fair value of the shares issued was $2,472,000.  The Company used the covenant violation dates as the measurement dates to value the common stock issued to satisfy the convertible note payable. The excess of the fair value of the common stock issued over the principal note payable balance was charged to the statement of operations to interest expense as an additional finance cost. The Company charged all unamortized debt discount to interest expense upon satisfaction of the outstanding balance.

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

The Company received $592,000 in cash, the difference was considered an issuance cost (or prepaid interest) in which the Company recorded a discount to the note and will amortize this discount to interest expense under the effective interest  method over the life of the note.  The Note did not bear interest as long as certain covenants were maintained. The note was secured by 4,800,000 registered shares of common stock of the Company that was pledged by Ken Morgan, a former officer of the Company.  If the Company was in violation of any of the related covenants, a “triggering event”, as defined by the agreement, would occur.  The agreement is limited to a maximum of two triggering events.  The triggering event would cause the principal balance of the note to increase by 25% for each event and the note would start to accrue interest at a rate of 15% per annum and if the triggering event caused a default, the Note holder had the option to call the pledged shares of common stock to satisfy the outstanding principal balance.  As of March 31, 2010, the outstanding balance was $779,500.   As part of the covenant compliance, the Company’s common stock must maintain a minimum volume of trading of no less than $100,000 per day on a five day average.  The Company must also maintain a minimum volume weighted average price of its common stock of $0.11.  The Company does not expect the stock volume and stock price to be able to maintain these minimum requirements.  As such, the Company expects the note holder to take possession of the pledged shares and has put 4,800,000 shares of its common stock into an escrow account to replenish shares to Ken Morgan, a former officer of the Company.

During the period ended March 31, 2010, the Company issued a convertible note payable to Ian Gardner, a former officer of the Company.  The note has a principal balance of $144,837 and is convertible into common stock of the Company at a rate of $0.50.  The note accrues interest at a rate of 9% per annum and all principal and accrued interest is due on August 22, 2012.  The convertible feature on this convertible note payable does not contain any re-set features and is convertible at fixed rates.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (Unaudited)

The Company analyzed this note for possible discounts on the conversion feature and concluded there is no beneficial conversion feature since the stock price on the date of issuance is less than the conversion rate of $0.50.  The stock price on the date of issuance was $0.20.

During the period ended June 30, 2010, the Company issued three convertible notes to St. George Investments in the amount of $390,000. The notes issued in the current period are convertible anytime after the date of the note at the lower of (i) average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth on the Conversion Notice or (ii) 50% of the VWAP over the five (5) trading days immediately preceding the date set forth in the Conversion Notice. The Company determined that the embedded conversion feature was a derivative liability based on its variable conversion terms.  See Note 6 for disclosure on derivative liabilities. The Company recorded a discount on the convertible note of $90,000 based on the initial issuance cost (discussed below).

The Company received $300,000 in cash, the difference was considered an issuance cost (or prepaid interest) in which the Company recorded a discount to the note and amortized this discount to interest expense under the effective interest  method over the life of the note.  The Note did not bear interest as long as certain covenants were maintained. If the Company was in violation of any of the related covenants, a “triggering event”, as defined by the agreement, would occur.  The agreement is limited to a maximum of two triggering events.  The triggering event would cause the principal balance of the note to increase by 25% for each event and the note would start to accrue interest at a rate of 15% per annum.

During the period ended June 30, 2010, the Company violated the March 30, 2010 note covenants and incurred two triggering events on April 23, 2010 and April 28, 2010.  The violation was a failure to maintain a minimum volume weighted average stock price.  As a result of the violation, the principal balance increased by $194,875 and $243,594 on April 23, 2010 and April 28, 2010, respectively.  The principal balance was increased to $1,217,969.  The Company increased both the principal balance and related discount as an additional finance costs that would be amortized using the effective interest method over the life of the note.

Other Convertible Notes-Convertible Notes Payable, net of discount

During the period ended June 30, 2010, there was no change in the principal balance of the notes.  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2010, there was $868 amortized under this amortization method.

Warrants

At June 30, 2010, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $938.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.32% - 2.69%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of 1.32%; volatility of 59% and expected dividend yield of zero.

6.	DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of warrants and convertible notes payable with conversion features.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.  The Company also issued convertible notes payable with variable conversion rates.

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

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Derivative Liability - Embedded Conversion Features

During the six months ended June 30, 2010, the Company recorded a derivative liability of $1,894,261  for the issuance of convertible notes payable.  During the six months ended June 30, 2010, $2,383,257 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $2,466,520  was re-classed to additional paid in capital on the date of conversion in the accompanying statements of shareholders’ deficit.  During the six months ended June 30, 2010, the Company recognized a gain of $11,128,184 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $4,501,284 at June 30, 2010.

Derivative Liability - Warrants

During the six months ended June 30, 2010, the Company recorded a derivative liability of $747,669 for the issuance of warrants.  During the six months ending June 30, 2010, 1,468,660 warrants were exercised on a cashless basis.  The Company performed a final mark-to-market valuation for the derivative liability associated with the exercised warrants and the fair value carrying amount of the derivative liability on the date of exercise of $738,112 was reclassified to additional paid in capital in the accompanying statement of shareholders’ deficit.  During the six months ended June 30, 2010, the Company recognized a gain of $14,661,647 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the warrants in the accompanying statement of operations.  The value of the derivative liability associated with the warrants was $938 at June 30, 2010.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2009	$30,854,755
Issuance of derivative financial instruments	2,641,930
Conversion or cancellation of derivative financial instruments	(3,204,633)
Mark-to-market adjustment to fair value at June 30, 2010	(25,789,830)
June 30, 2010	$4,502,222

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of June 30, 2010:

June 30, 2010
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

7.	INCOME TAXES

There was no income tax expense recorded for the six months ended June 30, 2010 due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

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

June 30, 2010
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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At June 30, 2010, the Company expects all remaining awards issued will be fully vested over the expected life of the awards.  During the six months ended June 30, 2010, 4,603,740 employee options were forfeited. The Company made no adjustment in the three month period ending June 30, 2010 for compensation previously recognized on these forfeitures as these awards were vested on the forfeiture date.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

During the quarter ended June 30, 2010, the Company modified its stock option awards by re-pricing the options exercise price on April 22, 2010 from $0.50 to $0.10 and on June 14, 2010 from $0.10 to $0.01.  The Company accounted for these re-pricing modifications by measuring the difference between the fair value of the modified awards and the fair value of the original awards on the modification date.  The Company then recognized, over the remaining requisite service period, the incremental compensation cost as well as the remaining unrecognized compensation cost for the original award on the modification dates.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2010 is as follows:
		Weighted
		Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2009	11,051,240	$0.58
Granted	3,000,000	0.01
Exercised	-	-
Forfeited	(4,603,740)	0.50
Options outstanding at June 30, 2010	9,447,500	$0.01

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2010:

	Outstanding	Exercisable

Number of shares	9,447,500	6,224,376
Weighted average remaining contractual life	4.04	3.74
Weighted average exercise price per share	$0.01	$0.01
Aggregate intrinsic value (June 30, 2010 closing price of $0.01)	$-	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of June 30, 2010 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $273,154 for the quarter ended June 30, 2010.

The amount of unrecognized compensation cost related to non-vested awards at June 30, 2010 was $952,243.  The weighted average period in which this amount is expected to be recognized is 4.04 years.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Stock options outstanding and exercisable at June 30, 2010, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.01 $0.50	9,447,500	$0.01	4.04 yrs	6,224,376	$0.01	3.74 yrs

	9,447,500	$0.01	4.04 yrs	6,224,376	$0.01	3.74 yrs

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, CA, 92064.  The license period is on a month to month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a current rate of $3,230 per month.

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

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years which calls for no increase in rent during the renewal periods.  The lease was renewed November 1, 2009.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West is $16,270. The Company paid $0 and $0 in management fees to East West during the three months ended June 30, 2010 and June 30, 2009, respectively. The East West accounts payable was $187,105 and $8,135 at June 30, 2010 and 2009 respectively and the Company had a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $237,505 as part of its inventory, tooling and other expenses when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, County of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.    On July 19, 2010 the Company received notice that it had defaulted in responding to the lawsuit.

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.    The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company is defending itself in the lawsuit.  Waterline is currently a distributor of the Company’s products. The Company has not accrued any amount as it expects that it will not have any obligation to pay any amounts under this lawsuit.

Effective April 1, 2010, the Company completed a Settlement Agreement and Mutual Release with Kenneth O. Morgan pursuant to which the Company paid Kenneth O. Morgan the amount of $150,000 in settlement of the previously announced litigation between the parties.  Pursuant to the terms of the Settlement Agreement, Kenneth O. Morgan agreed to dismiss his lawsuit against the Company and Scott Weinbrandt, and the Company agreed to dismiss its counterclaims against Kenneth O. Morgan. The Company has expensed the $150,000 in the financial statements and fully paid this amount as of June 30, 2010.

On April 12, 2010, the Company received a demand letter from legal counsel for Ian Gardner, the Company’s former CEO and a director, alleging the Company breached the terms of his Separation Agreement and Release.  The demand letter demanded payment from the Company in the amount of approximately $223,000 for monies which Mr. Gardner believes he is owed under the Separation Agreement and Release, which includes approximately $72,000 under his convertible note.  The demand letter also included allegations that the Company settled its litigation with Kenneth Morgan without including full payment to Mr. Gardner for $57,000 in damages to which he believes he is entitled to for his unrelated owned entities. In addition, the demand letter alleged that the Company failed to honor its obligations to pay him $94,361 upon the closing of an equity financing resulting in minimum gross proceeds of $1,000,000 when the Company completed the financing described in this report with St. George Investments LLC in which the Company has received only $592,000. The Company has accrued its full anticipated obligation of $166,361 in the financial statements as of June 30, 2010. On May 21, 2010, Ian Gardner filed suit against the Company and Scott Weinbrandt seeking approximately $150,000 in stated damages as well as additional unstated damages stemming from the alleged breach of the Settlement Agreement and Release.  The Company has denied these allegations.  This case is currently pending.

The Company is not presently a party to any other pending or threatened legal proceedings.

Executive Compensation

An employment agreement executed with the Company’s Chief Executive Officer (CEO) on April 22, 2010 calls for a base salary as shown below.
●	$225,000 per annum May 1, 2010 through December 31, 2010
●	$250,000 per annum January 1, 2011 through December 31, 2011
●	$300,000 per annum January 1, 2012

An employment agreement executed with the Company’s Chief Financial Officer (CFO) on April 22, 2010 calls for a base salary as shown below.
●	$200,000 per annum through December 31, 2010
●	$225,000 per annum January 1, 2011 through December 31, 2011
●	$250,000 per annum January 1, 2012

In addition to the salary shown above, the CEO and CFO have earned and are entitled to a $75,000 and $50,000 bonus respectively, which is accrued in the Company’s financials as of June 30, 2010.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

10.	SUBSEQUENT EVENTS

On July 19, 2010, St. George Investments LLC and the Company executed the last of the four additional Convertible Promissory Note’s previously announced to purchase this note in the principal amount of $130,000.  Net proceeds from this note is $100,000 of which the Company received $50,000 upon execution of the note and is scheduled to receive another payment of $50,000 on July 30, 2010.

On July 21, 2010, the Company received a notice from St. George Investments, LLC notifying the Company that a liquidity default had incurred under the four Convertible Secured Promissory Notes dated May 1, 2010; June 1, 2010; July 1, 2010; and August 1, 2010, each in the principal amount of $130,000.  As a result of the default, the outstanding amount of the Notes was increased by 125%; the interest rate under the Notes increased to 15%; and the balance of the Notes, as increased, plus all accrued interest, fees, and costs and penalties are due and payable within 30 days of the default notice.

On August 2, 2010, the Company executed Amendment No. 4 to the Placement Agency Agreement with Dominick & Dominick, LLC to continue as its exclusive investment banker for a period of eighteen months commencing with execution of agreement. The Company also issued ten million shares of restricted common stock to Dominick & Dominick’s designees.

On August 10, 2010, the Company closed a financing transaction under a Note Purchase Agreement with St. George Investments, LLC whereby the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500.  The Note has an original issue discount of $15,000 and an obligation to pay $7,500 of the Investor’s transaction fees resulting in net proceeds to the Company of $50,000.  The Note Purchase Agreement also provides that, subject to meeting certain conditions, the Investor will loan to the Company an additional $450,000 pursuant to nine additional notes in the principal amount of $50,000 each on or about each two week anniversary of the issuance of the First Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

Helix Wind, Corp., and its wholly-owned subsidiary, Helix Wind, Inc. (collectively, “Helix Wind,” we,” “our,” “us” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us

These forward-looking statements include statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “propose,” “continue,” “predict,” “intend,” “plan” and similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, including those described in this quarterly report and the other documents that are incorporated by reference herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six month period ended June 30, 2010. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

Overview

Helix Wind is a small wind Solutions Company focused on the renewable alternative energy market.  Helix Wind’s headquarters are located in Poway, CA (San Diego area).

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

Results of Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

Revenue decreased by $140,991 from $140,991 in the three months ended June 30, 2009 to $0 in the three months ended June 30, 2010, primarily as a result of having no shipments in second quarter of 2010 compared to shipping 10 S322 models and 5 S594 models to customers in the second quarter of 2009.

Cost of Revenues

There was no revenue and therefore, no cost of revenues for the three months ended June 30, 2010. The cost of revenues of $112,094 for the three months ended June 30, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers in the second quarter of 2009.

Gross profit

Gross profit decreased by $28,897 from $28,897 in the three months ended June 30, 2000 to $0 in the three months ended June 30, 2010, reflecting a decrease in revenue.  The Company’s first product shipments to customers occurred in 2009.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $162,117 from $252,177 in the three months ended June 30, 2009 to $90,060 in the three months ended June 30, 2010.  The decrease primarily related to the decrease of $25,449 relating to product development and testing as well as a decrease of $136,668 for share based compensation expense related to stock options for second quarter.

Selling, general and administrative

Selling, general and administrative expense decreased by $1,649,066 from $2,521,070 in the three months ended June 30, 2009 to $872,004 in the three months ended June 30, 2010.  The reduction related primarily to a decrease in share based payments related to stock options of $1,306,374, compensation to management and employees decreasing by $119,576, advertising  decreasing by $29,193, shipping decreasing by $182,505, warranty expenses decreasing by  $81,107 and various other expenses decreasing by $23,520.   These decreases were offset by an increase in legal, professional and related costs of $93,209.

Other expense

Other expenses decreased by $17,603,034 from $19,159,412 in the three months ended June 30, 2009 to $1,556,378 in the three months ended June 30, 2010, primarily as a result of a decrease in interest expense from the change in fair value of the convertible notes of $6,258,319, and a decrease in the fair value of derivative liability of $11,349,341 offset by a slight increase in expenses of $4,626 associated with the issuance of common stock for services rendered.

Provision for income taxes

We made no provision for income taxes for the three months ended June 30, 2010 and 2009 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

Net loss decreased by $19,385,321 from $21,903,762 in the three months ended June 30, 2009 to $2,518,441 in the three months ended June 30, 2010, primarily as a result of the decrease in the fair value of the derivative liability of $11,349,341, a decrease in interest expense of $6,258,319 recorded for the fair value of the convertible notes and a decrease of share based compensation of $1,374,034, all non-cash charges. The remaining amount of net loss relates to various operational and other expenses for the existing business.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

Revenue decreased by $536,731 from $542,368 in the six months ended June 30, 2009 to $5,637 in the six months ended June 30, 2010, as a result of shipping 1 S594 model to a customer in the first six months of 2010 compared to shipping 22 S322 models and 30 S594 models to customers in the first six months of 2009.

Cost of Revenues

The cost of revenues decreased by $422,008 from $426,463 for the six months ended June 30, 2009 to $4,455 in the six months ended June 30, 2010 as a direct result of the sales decrease for the first six months of 2010.  This represented the direct product costs from the manufacturer associated with the bill of material for the S322 and the S594 units received by customers.

Gross profit

Gross profit decreased by $114,723 from $115,905 in the six months ended June 30, 2009 to $1,182 in the six months ended June 30, 2010, reflecting the decrease in revenue. The Company’s first product shipments to customers occurred in 2009.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $427,264 from $610,625 in the six months ended June 30, 2009 to $183,361 in the six months ended June 30, 2010, primarily as a result of the decrease of $451 relating to product development and testing as well as a $426,813 reduction to share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense decreased by $10,697,053 from $12,177,225 in the six months ended June 30, 2009 to $1,480,172 in the six months ended June 30, 2010, primarily as a result of a decrease of $10,913,060 for share based payments related to stock options, compensation to management and employees decreasing by $129,464, shipping decreasing by $165,501, advertising decreasing by 24,751, warranty expenses decreasing by  $81,107, traveling decreasing by $50,093 and other various expenses decreasing by $18,069.   These decreases were offset by an increase in professional, consulting and outside services of $684,992.

Other expense

Other expenses decreased by $56,354,619 from an expense of $38,918,583 in the six months ended June 30, 2009 to other income of $17,436,036 in the six months ended June 30, 2010, primarily as a result of the change in fair value of the derivative liability decreasing by $39,710,401, loss on debt extinguishment decreasing $12,038,787 and interest expense relating to the fair value of the convertible notes and other expenses decreasing by $4,605,431.

Provision for income taxes

The $800 provision for income taxes for the six months ended June 30, 2010 related to the California minimum franchise tax and there was no provision for income taxes for the six months ended June 30, 2009. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

The net income increased by $67,363,414 from a net loss of $51,590,528 in the six months ended June 30, 2009 to net income of $15,772,886 in the six months ended June 30, 2010, primarily as a result of the decrease for the change in the fair value of the derivative liability of $39,710,401, a decrease in interest expense relating to the fair value of the convertible notes and other expenses of $4,605,431, a decrease of share based compensation of $11,339,873, and loss on debt extinguishment decreasing by $12,038,787, all non-cash charges.  This increase in net income is offset by a $114,723 decrease in gross margin, and a net increase in operating expenses of $216,355.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has a working capital deficit of $2,313,253 excluding the derivative liability of $4,502,222, and an accumulated deficit of approximately $40,136,400 at June 30, 2010.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of  June 30, 2010 and June 30, 2009, Helix Wind had a working capital deficit of approximately $6,815,475 and $42,208,085 respectively.  The negative working capital in 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $4,502,222, short term debt of $620,907, accounts payable of  $1,182,505 and various other accrued liabilities of $509,841.  The negative working capital in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $ 41,082,944, short term debt of $533,000, accounts payable of approximately $657,000 and offset by net assets in excess of various other accrued liabilities of $64,859.  The income of approximately $15,772,885 for the six months ended June 30, 2010 was comprised of expenses of $133,279 for research and development, $57,956 for sales and marketing, offset by a decrease of $462,500 for share based compensation expense for stock options, and offset by a net decrease of $17,436,036 resulting from the change in fair value of derivative liability   relating to the convertible notes and fair value of the warrants and interest, and the balance for working capital relating to general and administrative expenses.   The deficit of approximately $51,590,528 for the six months ended June 30, 2009 was comprised of approximately $252,000 for research and development, $141,000 for sales and marketing, $10,777,000 for share based compensation expense for stock options, $38,918,583 of interest, loss on debt extinguishment and change in fair value of derivative liability   relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.   Cash provided by financing activities for the six months ended June 30, 2010 and 2009 totaled $1,147,379 and $2,150,334 respectively resulting from funding from the issuance of convertible notes payable.

The Company has funded its operations to date through the private offering of debt and equity securities.  Beginning in 2008 through July 21, 2009, the Company issued an aggregate of $5,100,000 in 9% convertible notes and 11,900,000 warrants.  For the remainder of 2009, the Company received funding of $395,000 from short term non-convertible promissory notes from non related parties.  Beginning in 2010 through July 31, 2010, the Company executed convertible secured promissory notes with St. George Investments, LLC yielding an aggregate of $1,600,000 of funding for the Company.  See Company’s Current Reports on Form 8-Ks filed with the SEC, and associated exhibits, for a complete description of the terms and conditions of the Note and financing.

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

Contractual Obligations

The Company exchanged 12% convertible notes of Helix Wind, Inc. for its own 9% convertible notes during the first quarter of 2009 as a part of the merger transaction with Helix Wind, Inc.  The new notes are convertible into common shares of the Company’s stock at a conversion price $0.50 per share, subject to adjustment.  In addition, for each share of common stock into which such notes can convert, the noteholder received one warrant at an exercise price of $0.75.  In addition, subsequent to the reverse merger transaction on February 11, 2009, the Company issued new 9% convertible notes and warrants with the same terms and conditions described above.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, County of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.  On July 19,, 2010, the Company received notice that it had defaulted in responding to the lawsuit.

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.    The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company is defending itself in the lawsuit.  Waterline is currently a distributor of the Company’s products.

Effective April 1, 2010, the Company completed a Settlement Agreement and Mutual Release with Kenneth O. Morgan pursuant to which the Company paid Kenneth O. Morgan the amount of $150,000 in settlement of the previously announced litigation between the parties.  Pursuant to the terms of the Settlement Agreement, Kenneth O. Morgan agreed to dismiss his lawsuit against the Company and Scott Weinbrandt, and the Company agreed to dismiss its counterclaims against Kenneth O. Morgan.

On April 12, 2010, the Company received a demand letter from legal counsel for Ian Gardner, the Company’s former CEO and a director, alleging the Company breached the terms of his Separation Agreement and Release.  The demand letter demanded payment from the Company in the amount of approximately $223,000 for monies which Mr. Gardner believes he is owed under the Separation Agreement and Release, which includes approximately $72,000 under his convertible note.  The demand letter also included allegations that the Company settled its litigation with Kenneth Morgan without including full payment to Mr. Gardner for $57,000 in damages to which he believes he is entitled to for his unrelated owned entities. In addition, the demand letter alleged that the Company failed to honor its obligations to pay him $94,361 upon the closing of an equity financing resulting in minimum gross proceeds of $1,000,000 when the Company completed the financing described in this report with St. George Investments LLC in which the Company has received only $592,000.  On May 21, 2010, Ian Gardner filed suit against the Company and Scott Weinbrandt seeking approximately $150,000 in stated damages as well as additional unstated damages stemming from the alleged breach of the Settlement Agreement and Release.  The Company has denied these allegations.  This case is currently pending.

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

Our business began recording revenues in 2009 and we may never become profitable. As of June 30, 2010, we had an accumulated deficit of $40,136,400 and a negative working capital of $2,313,253 excluding the derivative liability of $4,502,222. A significant amount of capital will be necessary to advance the development of our product to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our financial condition raises substantial doubt that we will be able to continue as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2010.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going concern”, you may lose your entire investment in us.

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

The Company has significant outstanding indebtedness. As of June 30, 2010, the Company had an aggregate outstanding balance of $3,629,424 in convertible debt obligations (excluding accrued interest). If the lenders under these convertible notes do not convert and demand repayment, the Company does not have the cash to pay its debt obligations. Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

If we are unable to continue to retain the services of Messrs. Scott Weinbrandt or Kevin Claudio, or if we are unable to successfully recruit qualified Board members and managerial and company personnel having experience in the small wind turbine industry, we may not be able to continue operations.

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

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the small wind turbine business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.  Additionally, the Company has made efforts to identify and recruit additional members for its board of directors.  However, to date, the Company has been unable to retain any additional board members, and the board members it has identified have expressed a reluctance to join the board until the Company is better capitalized.

We are a new entrant into the small wind turbine industry without profitable operating history.

As of June 30, 2010, we had an accumulated deficit of $40,136,400.  We expect to derive our future revenues from sales of our systems, however, these revenues are highly uncertain.  We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

We have 115,882,284 shares of common stock issued and outstanding as of June 30, 2010.   We also have outstanding an aggregate of $3,629,424 of 9% Convertible Notes as of June 30, 2010 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes.  Because the conversion rate under the Convertible Notes is at a discounted price from the trading price of the Company’s common stock, and the low trading price of the Company’s common stock, any additional conversions of these Convertible Notes will result in the issuance of a significant amount of additional shares of common stock which will dilute the ownership interest of our shareholders.  The conversion of these Convertible Notes during the quarter resulted in an increase in the number of the Company’s issued and outstanding shares of common stock from 60,916,897 as of March 31, 2010 to 115,882,284 shares issued and outstanding as of June 30, 2010.  Since June 30, 2010 and through the date of this report, additional conversions of Convertible Notes and other issuances of shares by the Company has resulted in an increase in the Company’s issued and outstanding shares to 163,265,101.  In addition, we recently completed financings described in this report with St. George Investments, LLC pursuant to which we issued a convertible note and warrants which, if exercised, would result in a significant amount of additional shares of common stock outstanding.  Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  Accordingly, a common shareholder has a significant risk of having its interest in our company being significantly diluted.  Although the Company does not know the exact amount of dilution which may occur, the weighted average number of common shares outstanding on a diluted basis which would result from the conversion or exercise of all outstanding convertible notes, warrants and options is 744,599,373 as reported in the June 30, 2010 financial statements.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation authorize the issuance of 1,750,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.0001 par value per share.   As discussed above, we had 115,882,284 shares of common stock outstanding as of June 30, 2010, and a significant amount of additional shares issuable upon exercise and conversion of our outstanding warrants, stock options and convertible notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Effective August 10, 2010, the Company issued a total of 1,250,000 shares of common stock to an accredited investor upon the conversion of certain previously issued convertible promissory notes.  Other than the extinguishment of debt principal in the amount of $5,312, no consideration was received by the Company in the transaction.  The issuance of the shares of Common Stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act, as amended.

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

On July 21, 2010, the Company received a notice from St. George notifying the Company that a liquidity default had occurred under the four Convertible Secured Promissory Notes dated May 1, 2010; June 1, 2010; July 1, 2010; and August 1 2010, each in the principal amount of $130,000, made by the Company in favor of St. George (the “Notes”).  On July 21, 2010, the five-day average dollar volume of the Company's common stock remained below $100,000 which created a liquidity default under the Notes.  As a result of the default, the outstanding amount of the Notes was increased by 125%; the interest rate under the Notes increased to 15%; and the balance of the Notes, as increased, plus all accrued interest, fees, costs and penalties are due and payable within 30 days of the default notice.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on April 6, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes and related financing.

 Item 4. (Removed and Reserved)

Item 5. Other Information.

Effective as of August 10, 2010, the Company closed the financing transaction under a Note Purchase Agreement (the “Purchase Agreement”) with St. George Investments, LLC, an Illinois limited liability company (the “Investor”) pursuant to which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500 (the “First Note”).The Purchase Agreement also contains representations, warranties and indemnifications by the Company and the Investor.

The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor will loan to the Company an additional $450,000 pursuant to nine additional notes in the principal amount of $50,000 each (the “Additional Notes”) on or about each two week anniversary of the issuance of the First Note during the nine consecutive two week periods immediately following such issuance of the First Note, for a total aggregate additional net purchase price of $450,000 (after deducting the original issue discount amounts).

In connection with the financing, Dominick & Dominick, the placement agent, received a cash payment of $4,000, and will receive an additional $4,000 upon the issuance of each Additional Note.

The following is a brief summary of each of those agreements. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that are attached as exhibits to this Quarterly Report.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

Purchase Agreement

Pursuant to the Purchase Agreement, so long as the First Note is outstanding, the Company will not (i) incur any new indebtedness for borrowed money without the prior written consent of the Investor; provided, however the Company may incur obligations under trade payables in the ordinary course of business consistent with past practice without the consent of the Investor; (ii) grant or permit any security interest (or other lien or other encumbrance) in or on any of its assets; and (iii) enter into any transaction, including, without limitation, any purchase, sale, lease or exchange of property or the rendering of any service, with any affiliate of the Company, or amend or modify any agreement related to any of the foregoing, except on terms that are no less favorable, in any material respect, than those obtainable from any person who is not an affiliate.

First Note and Additional Notes

The First Note has an original issue discount of $15,000 and an obligation to pay $7,500 of the Investor’s transaction fees. Accordingly, the amount provided under the First Note is $50,000.  The First Note matures 6 months from the date of issuance. If there is a default the Note will accrue interest at the rate of 15% per annum. The number of shares of Common Stock to be issued upon such conversion of the First Note shall be determined by dividing (i) the conversion amount under the First Note by (ii) the lower of (1) 100% of the volume-weighted average price of the Company’s Common Stock (the “VWAP”) for the three (3) trading days with the lowest VWAP during the twenty (20) trading days immediately preceding the date set forth on the notice of conversion, or (2) 50% of the lower of (A) the average VWAP over the five (5) trading days immediately preceding the date set forth in the notice of conversion or (B) the VWAP on the day immediately preceding the date set forth in the notice of conversion.  The shares deliverable to the Investor must be delivered electronically, via DWAC or DTC, if the Company is eligible. If the Company does not deliver shares issuable upon conversion of the Note within three days of a conversion notice, the Company must pay the Investor a penalty of 1.5% of the conversion amount added to the balance of the First Note per day. The number of shares the Note is convertible into is subject to customary anti-dilution provisions.

The First Note provides that upon each occurrence of any of the triggering events described below (each, a “Trigger Event”), the outstanding balance under the First Note shall be immediately and automatically increased to 125% of the outstanding balance in effect immediately prior to the occurrence of such Trigger Event,, and upon the first occurrence of a Trigger Event, (i) the outstanding balance, as adjusted above, shall accrue interest at the rate of 15% per annum until the First Note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the First Note is repaid in full, to (a) accelerate the outstanding balance under the First Note, and (b) exercise default remedies under and according to the terms of the First Note; provided, however, that in no event shall the balance adjustment be applied more than two (2) times.  The Trigger Events include the following:  (i) a decline in the five-day average daily dollar volume of the Company Common Stock in its primary market to less than $10,000.00 of volume per day; (ii) a decline in the average VWAP for the Common Stock during any consecutive five (5) day trading period to a per share price of less than one half of one cent ($0.005); (iii) the occurrence of any Event of Default under the First Note (other than an Event of Default for a Trigger Event which remains uncured or is not waived) that is not cured for a period exceeding ten (10) business days after notice of a declaration of such Event of Default from Investor, or is not waived in writing by the Investor.

An Event of Default  under the Frist Note includes (i) a failure to pay any amount due under the First Note when due; (ii) a failure to deliver shares upon conversion of the First Note; (iii) the Company breaches any covenant, representation or other term or condition in the Purchase Agreement, Note or other transaction document; (iv) having insufficient authorized shares; (v) an uncured Trigger Event; or (vi) upon bankruptcy events. So long as no Event of Default shall have occurred, the Investor remains obligated to purchase the Additional Notes according to the terms and subject to the conditions of the Purchase Agreement:

Each of the nine Additional Notes in the principal amount of $50,000.00 have substantially similar terms to the terms of the First Note.  The amount to be provided under each Additional Note is $50,000 after the original issue discount.

Other Terms

The First Note and the Additional Notes contain certain limitations on conversion and exercise. They provide that no conversion or exercise may be made if, after giving effect to the conversion and/or exercise, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock.

 Other than Excepted Issuances (described below), if the First Note and Additional Notes are outstanding, the Company agrees to issue shares or securities convertible for shares at a price (including an exercise price) which is less than the conversion price of the First Note or Additional Notes, then the conversion price and exercise price, as the case may be, shall be reduced to the price of any such securities. The only Excepted Issuances are (i) the Company’s issuance of securities to strategic licensing agreements or other partnering agreements which are not for the purpose of raising capital and no registration rights are granted and (ii) the Company’s issuance to employee, directors and consultants pursuant to plans outstanding.

The First Note and Additional Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Investor in connection with the offering.

Item 6. Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith.

Exhibit No.	Description

10.1*	Note and Warrant Purchase Agreement dated August 10, 2010

10.2*	Convertible Secured Promissory Note dated August 10, 2010

10.3*	Consent to Entry of Judgment by Confession dated August 10, 2010

10.4*	Irrevocable Transfer Agent Instruction Letter dated August 10, 2010

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX WIND, CORP.

By:	/s/ Kevin Claudio
Kevin Claudio
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2010