Form 10-Q
period 2010-09-30
Helix Wind, Corp.
filed 2010-11-05
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 000-52107

HELIX WIND, CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4069588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13125 Danielson Street, Suite 101
Poway, California	92064
(Address of Principal Executive Offices)	(Zip Code)

(858) 513-1033
(Registrant’s Telephone Number, Including Area Code)

_________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2010, 518,127,698 shares of common stock of the registrant were outstanding.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$1,381	$-
Accounts receivable	17,022	44,861
Related party receivable	-	3,356
Inventory	95,127	202,119
Receivable due from investor	50,000	-
Prepaid expenses and other expenses	13,708	10,600
	177,238	260,936

EQUIPMENT , net	321,833	414,668
PATENTS	72,305	63,930

Total assets	$571,376	$739,534

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,128,441	$1,120,020
Accrued compensation	242,783	350,264
Accrued interest	397,443	401,057
Other accrued liabilities	861	11,493
Accrued taxes	9,658	-
Deferred revenue	28,244	28,244
Related party payable	-	59,904
Short term debt	620,907	930,528
Convertible notes payable, net of discount	186,171	4
Derivative liability	3,244,280	30,854,755
	5,858,788	33,756,269
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 336,763,781 and 39,256,550 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	33,676	3,926
Additional paid in capital	36,372,273	22,888,624
Accumulated deficit	(41,693,361)	(55,909,285)

Total shareholders’ deficit	(5,287,412)	(33,016,735)
Total liabilities and shareholders’ deficit	$571,376	$739,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES	$85,820	$449,573	$91,457	$991,941

COST OF SALES	59,244	324,690	63,698	751,153

GROSS MARGIN	26,576	124,883	27,759	240,788

OPERATING COSTS AND EXPENSES
Research and development	60,522	434,808	243,883	1,045,433
Selling, general and administrative	720,462	4,434,288	2,200,634	16,611,513

LOSS FROM OPERATIONS	(754,408)	(4,744,213)	(2,416,758)	(17,416,158)

OTHER INCOME (EXPENSES)
Gain on issuance of stock for company expenses	-	-	416	-
Loss on acquisition agreement termination	-	-	(2,158,591)	-
Interest expense	(1,655,832)	(9,213,042)	(7,851,450)	(22,214,084)
Loss on debt extinguishment	-	-	-	(12,038,787)
Change in fair value of derivative liability	853,278	5,116,562	26,643,107	(8,762,192)
Total other income (expenses)	(802,554)	(4,096,480)	16,633,482	(43,015,063)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(1,556,962)	$(8,840,693)	$14,216,724	$(60,431,221)

PROVISION FOR INCOME TAXES	-	-	(800)	-

NET INCOME (LOSS)	$(1,556,962)	$(8,840,693)	$14,215,924	$(60,431,221)

NET INCOME (LOSS) PER SHARE – BASIC	$(0.01)	$(0.23)	$0.13	$(1.87)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$(0.23)	$0.01	$(1.87)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	198,517,341	38,321,984	107,382,314	32,360,765
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	198,517,341	38,321,984	1,750,000,000	32,360,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE–December 31, 2008	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)

Share based payments	−	−	13,821,694	−	13,821,694

Stock issued upon reverse merger	16,135,011	1,614	(68,028)	−	(66,414)

Stock issued upon note conversion and warrant exercise	1,939,267	192	5,276,398	−	5,276,590

New stock issuance	95,000	10	(10)	−	−

Net loss	−	−	−	(60,431,222)	(60,431,222)

BALANCE – September 30, 2009	38,715,361	$3,871	$19,303,099	$(63,242,209)	$(43,935,239)

BALANCE – December 31, 2009	39,256,550	3,926	22,888,624	(55,909,285)	(33,016,735)

Share based payments	-	-	(189,120)	-	(189,120)

Stock issued upon note conversion	272,039,638	27,204	7,293,328	-	7,320,532

Stock issued upon note warrant exercise	997,897	100	738,012	-	738,112

New stock issuance	24,469,696	2,446	5,641,429	-	5,643,875

Net income	-	-	-	14,215,924	14,215,924

BALANCE – September 30, 2010	336,763,781	$33,676	$36,372,273	$(41,693,361)	$(5,287,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

OPERATING ACTIVITIES
Net income (loss)	$14,215,924	$(60,431,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,835	107,222
Loss on ARE agreement termination	2,158,591	-
Gain on issuance of stock for company expenses	(416)	-
Amortization of debt discount	41,334	-
Write off of debt discount on converted debt	3,317,547	700,232
Stock based compensation	(189,120)	13,821,694
Change in fair value of derivative warrant liability	(26,643,108)	8,762,165
Interest in connection with derivative liability	2,908,726	21,614,066
Loss on debt extinguishment	-	12,038,787
Note payable issued for Company expenses	-	28,164
Issuance of stock for consulting services	360,000	-
Issuance of stock for note amendment	4,000	-
Issuance of stock for fund raising	577,000	-
Issuance of stock for payment of debt	1,887,000	-
Changes in operating assets and liabilities:
Accounts receivable	27,839	(78,904)
Due from investor	(50,000)	-
Related party payable	3,356	-
Inventory	106,992	75,266
Prepaid NRE tooling	-	21,734
Other current assets	(3,108)	30,102
Patents	(8,375)	(38,319)
Accounts payable	81,119	805,190
Accrued compensation	37,356	(21,607)
Accrued interest	271,390	116,447
Related party payable	(59,042)	(22,433)
Deferred revenue	-	(223,393)
Accrued taxes	-	(498)
Accrued liabilities	(1,838)	40,297
Net cash used in operating activities	(863,998)	(2,655,010)

INVESTING ACTIVITIES
Purchase of equipment	-	(373,673)
Net cash used in investing activities	-	(373,673)

FINANCING ACTIVITIES
Cash received from reverse merger	-	270,229
Proceeds from convertible notes payable	1,202,000	2,430,000
Proceeds from short term notes payable	123,000	465,000
Principal payments on short term notes payable	(459,621)	(75,000)
Net cash provided by financing activities	865,379	3,090,229

Net increase in cash	1,381	61,546

Cash – beginning of period	-	5,980

Cash – end of period	$1,381	$67,526

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Exchange of 12% notes to 9% notes	$-	$2,047,214
Conversion of convertible notes payable to non-convertible short term debt	$-	$187,365
Convertible notes payable in lieu of payables	$-	$291,057
Derivative liability on warrants issued with convertible notes payable	$-	$4,893,033
Common stock issued upon reverse merger	$-	$1,614
Net liabilities assumed in reverse merger	$-	$66,414
Accrued interest on convertible notes payable converted to additional paid in capital	$255,004	$199,439
Financing charge for violation of St. George note	$1,169,719	$-
Issuance of convertible note in lieu of liabilities owed to former CEO	$144,837	$-
Interest charge for penalty in violation of short term debt	$20,000	$-
Reclass of derivative liability to additional paid in capital due to conversion of notes payable	$3,747,981	$-
Escrow of shares for former employee related to St. George bridge financing	$480	$-
Conversion of convertible notes payable to additional paid in capital	$3,317,547	$-
Conversion of warrants to additional paid in capital	$738,012	$-
Conversion of convertible notes payable and warrants into common stock and new issues	$29,750	$202

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.	ORGANIZATION

Helix Wind, Corp. (“Helix Wind”) was incorporated under the laws of the State of Nevada on January 10, 2006 (Inception) and has its headquarters located in Poway, California.  Helix Wind was originally named Terrapin Enterprises, Inc. On February 11, 2009, Helix Wind's wholly-owned subsidiary, Helix Wind Acquisition Corp. was merged with and into Helix Wind, Inc. (“Subsidiary”), which survived and became Helix Wind’s wholly-owned subsidiary (the “Merger”).  On April 16, 2009, Helix Wind changed its name from Clearview Acquisitions, Inc. to Helix Wind, Corp., pursuant to an Amendment to its Articles of Incorporation filed with the Secretary of State of Nevada.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Subsidiary prior to the Merger, and Helix Wind, Corp. and the Subsidiary combined thereafter.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements.  Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Subsequent Events

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through November 5, 2010, the date upon which the financial statements were issued.  Other than as disclosed in Note 11, management noted no subsequent events which it believes would have a material effect on the accompanying consolidated financial statements.

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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. Amounts related to disclosures of December 31, 2009, balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto filed on Form 8-K on April 15, 2010.

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

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $2,437,270 excluding the derivative liability of $3,244,280, an accumulated deficit of $41,693,361 at September 30, 2010, recurring losses from operations and negative cash flow from operating activities of $863,998 for the nine months ended September 30, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2009 and the first nine months of 2010, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.  Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.  The balance in the allowance for doubtful accounts is $63,571and  $36,607 as of September 30, 2010 and December 31, 2009, respectively.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. No amortization has been taken on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office or by the various international patent authorities.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Inventory

The Company contracts with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At September 30, 2010 and December 31, 2009, inventory at various suppliers or at the Company totaled $95,127 and $202,119, respectively. In addition, the Company makes progress payments to East West for inventory being manufactured but not yet completed in the form of prepaid inventory.  There was no prepaid inventory at September 30, 2010 or December 31, 2009.

Impairment of Long-Lived Assets

Long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at September 30, 2010 or during 2009.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of September 30, 2010 and December 31, 2009 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of September 30, 2010 and December 31, 2009 is recognized as a prepaid expense. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

Advertising

The Company expenses advertising costs as incurred.  During the nine months ended September 30, 2010 and 2009, the company expensed $7,880 and $44,896, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.  For the nine months ended September 30, 2010 and 2009, research and development costs incurred were $243,883 and $1,045,433, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company received purchase orders from domestic customers for 24 S594 wind turbines and the Company has shipped one S322 wind turbine and six S594 wind turbines as of September 30, 2010. The Company had deferred revenue of $28,244 as of September 30, 2010 and December 31, 2009 relating to deposits received for unshipped units.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Income Taxes

In July 2009, ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109)establishes single model to address accounting for uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of ASC-740.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.

Share Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718-20 (formerly SFAS 123-R, Share Based Payment). Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

Revenue Recognition

The Company’s revenues are recorded in accordance with the FASB ASC No. 605, “Revenue Recognition.”  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Significant Recent Accounts Pronouncements

In October 2009, The FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer.  The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverable using the relative selling price method.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material effect to our condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material effect to our condensed consolidated financial statements.

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
September 30, 2010
(Unaudited)

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of September 30, 2010, there was no related party receivable.  At December 31, 2009, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At December 31, 2009, the Company had an unsecured related party payable to Fidelis Charitable Trust bearing no interest, payable on demand, in the amount of $59,904.  The Company’s former Chief Executive Officer is a 50% trustee of the trust.

As of September 30, 2010, the Company had a convertible note payable to a related party for $144,837.   Such note is held by the Company’s former Chief Executive Officer.  At December 31, 2009, convertible notes payable to related parties were $175,365.  Such notes were held by the Company’s Chief Executive Officer and a shareholder founder of the Company.  Such notes did not convert and remained as part of the 12% convertible debt.

4.	EQUIPMENT

Equipment consisted of the following as of September 30, 2010 and December 31, 2009:

	2010	2009

Equipment	$49,260	$49,260
NRE tooling	424,903	424,903
Test facility	91,720	100,560
Leasehold improvements	10,254	10,254
Web site development costs	13,566	13,566
	589,703	598,543
Accumulated depreciation	(267,870)	(183,875)

	$321,833	$414,668

5.	DEBT

Short Term Debt

Short term debt was $620,907 as of September 30, 2010 and $930,528 at December 31, 2009.  At September 30, 2010, this included a Subsidiary 12% related party note totaling $77,744 and two promissory notes from non-related parties totaling $95,000.  The promissory notes have an interest rate of 20% and were extended in the first quarter 2010.  In addition, short term debt includes $348,163 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at September 30, 2010) plus 1%.

At December 31, 2009, short term debt represents a Subsidiary 12% related party note totaling $115,365, and two non-related party Subsidiary 12% note holders totaling $72,000 that elected not to convert as part of the note exchange offered with the Merger.  In addition, short term debt included $568,163 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at September 30, 2010) plus 1%.  Also included in short term debt was the receipt of $37,500 each from each of the two non related parties in fourth quarter 2009.  The promissory notes had a term of 90 days and an interest rate of 20%.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Convertible Notes Payable and Convertible Notes Payable to Related Party
Convertible notes payable totaled $3,398,134 as of September 30, 2010 as described below.  In connection with the convertible notes payable issued, the Company issued an aggregate of 15,097,888 warrants. All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price, if any, subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	$1,167,027	$(1,154,402)	$12,625	$-
Reverse Merger Notes	100,000	(97,480)	2,520	-
New Convertible Notes	2,106,107	(2,081,221)	24,886	144,837
Other Convertible Notes	25,000	(23,697)	1,303	-
	$3,398,134	$(3,356,800)	$41,334	$144,837

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

During the nine months ended September 30, 2010, $1,042,320 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2010, there was $12,625 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

During the nine months ended September 30, 2010, $100,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2010, there was $2,520 amortized under this amortization method.

New Convertible Notes-Convertible Notes Payable, net of discount

During the nine months ended September 30, 2010, $3,343,977 of the New Convertible Notes were converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended September 30, 2010 there was $24,886 amortized under this amortization method.

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

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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
September 30, 2010
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

During the period ended September 30, 2010, the Company issued six convertible notes to St. George Investments in the amount of $410,500. The notes issued in the current period are convertible anytime after the date of the note at the lower of (i) average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth on the Conversion Notice or (ii) 50% of the VWAP over the five (5) trading days immediately preceding the date set forth in the Conversion Notice. The Company determined that the embedded conversion feature was a derivative liability based on its variable conversion terms.  See Note 6 for disclosure on derivative liabilities. The Company recorded a discount on the convertible note of $100,500 based on the initial issuance cost (discussed below).

The Company received $310,000 in cash, the difference was considered an issuance cost (or prepaid interest) in which the Company recorded a discount to the note and amortized this discount to interest expense under the effective interest  method over the life of the note.  The Note did not bear interest as long as certain covenants were maintained. If the Company was in violation of any of the related covenants, a “triggering event”, as defined by the agreement, would occur.  The agreement is limited to a maximum of two triggering events.  The triggering event would cause the principal balance of the note to increase by 25% for each event and the note would start to accrue interest at a rate of 15% per annum.

During the period ended September 30, 2010, the Company violated the April, May, June and July note covenants and incurred two triggering events on July 21, 2010 and July 22, 2010.  The violation was a failure to maintain a minimum volume weighted average stock price.  As a result of the violation, the principal balance increased by $130,000 and $162,500 on July 21, 2010 and July 22, 2010, respectively.  The principal balance of these notes was increased from $520,000 to $812,500.  The Company increased both the principal balance and related discount as an additional finance costs that would be amortized using the effective interest method over the life of the note.

Other Convertible Notes-Convertible Notes Payable, net of discount

During the nine months ended September 30, 2010, $50,000 of the Other Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the nine months ended September 30, 2010, there was $1,303 amortized under this amortization method.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Warrants

At September 30, 2010, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $94.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.32% - 2.69%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of 1.32%; volatility of 59% and expected dividend yield of zero.

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

Derivative Liability - Embedded Conversion Features

During the nine months ended September 30, 2010, the Company recorded a derivative liability of $2,345,479 for the issuance of convertible notes payable.  During the nine months ended September 30, 2010, $3,317,547 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $3,745,983 was re-classed to additional paid in capital on the date of conversion in the accompanying statements of shareholders’ deficit.  During the nine months ended September 30, 2010, the Company recognized a gain of $11,557,036 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $3,244,186 at September 30, 2010.

Derivative Liability - Warrants

During the nine months ended September 30, 2010, the Company recorded a derivative liability of $747,669 for the issuance of warrants.  During the nine months ended September 30, 2010, 1,468,610 warrants were exercised on a cashless basis.  The Company performed a final mark-to-market valuation for the derivative liability associated with the exercised warrants and the fair value carrying amount of the derivative liability on the date of exercise of $738,112 was reclassified to additional paid in capital in the accompanying statement of shareholders’ deficit.  During the nine months ended September 30, 2010, the Company recognized a gain of $14,662,492 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the warrants in the accompanying statement of operations.  The value of the derivative liability associated with the warrants was $94 at September 30, 2010.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2009	$30,854,755
Issuance of derivative financial instruments	3,093,148
Conversion or cancellation of derivative financial instruments	(4,484,095)
Mark-to-market adjustment to fair value at September 30, 2010	(26,219,528)
September 30, 2010	$3,244,280

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the warrants as of September 30, 2010:

September 30, 2010
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

7.	INCOME TAXES

There was no income tax expense recorded for the nine months ended September 30, 2010 due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

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

September 30, 2010
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

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At September 30, 2010, the Company expects all remaining awards issued will be fully vested over the expected life of the awards.  During the nine months ended September 30, 2010, 4,603,740 employee options were forfeited. The Company made no adjustment in the three month period ending September 30, 2010 for compensation previously recognized on these forfeitures as these awards were vested on the forfeiture date.  There were no forfeitures during the three month period ending September 30, 2010.

During the quarter ended June 30, 2010, the Company modified its stock option awards by re-pricing the options exercise price on April 22, 2010 from $0.50 to $0.10 and on June 14, 2010 from $0.10 to $0.01.  The Company accounted for these re-pricing modifications by measuring the difference between the fair value of the modified awards and the fair value of the original awards on the modification date.  The Company then recognized, over the remaining requisite service period, the incremental compensation cost as well as the remaining unrecognized compensation cost for the original award on the modification dates.  There were no stock option modifications for the three month period ending September 30, 2010.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:
		Weighted
		Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2009	11,051,240	$0.58
Granted	3,000,000	0.01
Exercised	-	-
Forfeited	(4,603,740)	0.50
Options outstanding at September 30, 2010	9,447,500	$0.01

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2010:

	Outstanding	Exercisable

Number of shares	9,447,500	7,104,425
Weighted average remaining contractual life	3.79	3.55
Weighted average exercise price per share	$0.01	$0.01
Aggregate intrinsic value (September 30, 2010 closing price of $0.01)	$-	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of September 30, 2010 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $273,380 for the quarter ended September 30, 2010.

The amount of unrecognized compensation cost related to non-vested awards at September 30, 2010 was $678,862.  The weighted average period in which this amount is expected to be recognized is 3.79 years.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Stock options outstanding and exercisable at September 30, 2010, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.01 $0.50	9,447,500	$0.01	3.79 yrs	7,104,425	$0.01	3.55 yrs

	9,447,500	$0.01	3.79 yrs	7,104,425	$0.01	3.55 yrs

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Although the Company does not know the exact amount of dilution which may occur, the weighted average number of common shares outstanding on a diluted basis which would result from the conversion or exercise of all outstanding convertible notes, warrants and options is 1,750,000,000 as reported in the September 30, 2010 financial statements.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, California, 92064.  The license period is on a month-to-month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a current rate of $3,230 per month.

Prior to the office relocation, the Company leased its corporate office space at 1848 Commercial Street, San Diego, California, 92113 under a lease agreement with a partnership that is affiliated with a principal stockholder, who was also an executive officer, founder and a director of the Company. The lease expired on October 31, 2008, monthly rent was $200 per month for the period January 1, 2007 through February 29, 2008, and then increased to $2,000 per month for the period March 1, 2008 through October 31, 2008. The Company entered into a new lease effective November 1, 2008. The initial term of this lease for the period November 1, 2008 through October 31, 2009, specifies monthly base rent of $7,125.  This lease also includes a scheduled base rent increase of 3.0% – 6.0% per year over the term of the lease based on the Consumer Price Index / All Urban Consumers – San Diego, California.

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

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West of $16,270 expired in June 2010. The Company paid $0 and $16,270 in management fees to East West during the three months ended September 30, 2010 and September 30, 2009, respectively.  The East West accounts payable was $178,970 and $40,675 at September 30, 2010 and 2009, respectively and the Company had a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling.  The Company will record the $237,505 as part of its inventory, tooling and other expenses when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.

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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.  On July 19, 2010 the Company received notice that it had defaulted in responding to the lawsuit.

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.  The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company is defending itself in the lawsuit.  Waterline is currently a distributor of the Company’s products.  The Company has not accrued any amount as it expects that it will not have any obligation to pay any amounts under this law suit.

Effective April 1, 2010, the Company completed a Settlement Agreement and Mutual Release with Kenneth O. Morgan pursuant to which the Company paid Kenneth O. Morgan the amount of $150,000 in settlement of the previously announced litigation between the parties.  Pursuant to the terms of the Settlement Agreement, Kenneth O. Morgan agreed to dismiss his lawsuit against the Company and Scott Weinbrandt, and the Company agreed to dismiss it counterclaims against Kenneth O. Morgan,  The Company has expensed the $150,000 in the financial statements and fully paid this amount as of June 30, 2010.

On May 21, 2010, a complaint was filed by Ian Gardner, the Company's former CEO and a director, against the Company and a director and officer of the Company asserting causes of action against the defendants for breach of certain contracts, breach of the covenants of good faith and fair dealing, fraud in the inducement, intentional and negligent misrepresentation, alter ego and declaratory relief.  Mr. Gardner's suit seeks approximately $150,000 in stated damages as well as additional unstated damages.  The Company has accrued its anticipated obligation of approximately $95,000 in the financial statements as of June 30, 2010.  The Company has denied these allegations. This case is currently pending.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.   The Company did not respond to the lawsuit within the 30 day period required to respond.  If Gordon & Rees LLP obtains a default judgment against the Company they will be entitled to damages in the amount of $107,110 plus interest. Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

On October 6, 2010, the Company received notice issued from the Superior Court of the State of California, County of Orange, of a lawsuit filed by Bluewater Partners, S.A. (“Bluewater”) against the Company seeking damages in the amount of $647,254.18 relating to allegations that the Company breached its obligations to repay Bluewater under promissory notes issued by the Company.  The Company has promissory notes due to Bluewater recorded on its financials in the amount of $348,164 (before accrued interest), but does not believe any additional amounts are owed to Bluewater.  The Company does not have sufficient capital resources as of the date of this report to repay any amounts to Bluewater, and the Company has not responded to the lawsuit as of the date of this report.  Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

The Company is not presently a party to any other pending or threatened legal proceedings.

Executive Compensation

An employment agreement executed with the Company’s Chief Executive Officer (CEO) on April 22, 2010 calls for a base salary as shown below:

●	$225,000 per annum May 1, 2010 through December 31, 2010
●	$250,000 per annum January 1, 2010 through December 31, 2011
●	$300,000 per annum January 1, 2012

An employment agreement executed with the Company’s Chief Financial Officer (CFO) on April 22, 2010 calls for a base salary as shown below:

●	$200,000 per annum May 1, 2010 through December 31, 2010
●	$225,000 per annum January 1, 2010 through December 31, 2011
●	$250,000 per annum January 1, 2012

In addition to the salaries shown above, the CEO and CFO have earned and are entitled to a $75,000 and $50,000 bonus, respectively which is accrued in the Company’s financials as of September 30, 2010.

11.	SUBSEQUENT EVENTS

On October 1, 2010, the Company received $50,000 as part of the Note Purchase Agreement executed in August 2010 from the financing transaction with St. George Investments, LLC, an Illinois limited liability company.   Reference is made to the Company’s Current Report on Form 10-Q that was filed with the SEC on August 11, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes and related financing.

On October 6, 2010, the Company issued 36,684,378 restricted shares of common stock for the extinguishment of creditor debt in the amount of $178,970.

On October 6, 2010, the Company received notice issued from the Superior Court of the State of California, County of Orange, of a lawsuit filed by Bluewater Partners, S.A. (“Bluewater”) against the Company seeking damages in the amount of $647,254.18 relating to allegations that the Company breached its obligations to repay Bluewater under promissory notes issued by the Company.  The Company has promissory notes due to Bluewater recorded on its financials in the amount of $348,164 (before accrued interest), but does not believe any additional amounts are owed to Bluewater.  The Company does not have sufficient capital resources as of the date of this report to repay any amounts to Bluewater, and the Company has not responded to the lawsuit as of the date of this report.  Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

On October 12, 2010, Helix Wind, Corp. (the “Company”) received a notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a liquidity default had occurred under a certain series Convertible Secured Promissory Notes dated August 10, 2010; August 30, 2010; September 15, 2010; and September 30 2010, made by the Company in favor of St. George (the “Notes”).  The August 10 Note had an original principal balance of $72,500 and each subsequent Note had an original principal balance of $65,000.   On October 4, 2010, the five-day average VWAP remained below $0.005 from that date to the time of this notice which created a liquidity default under the Notes.  As a result of the default, the outstanding amount of the Notes was increased by 125%; the interest rate under the Notes increased to 15%; and the balance of the Notes, as increased, plus all accrued interest, fees, costs and penalties are due and payable within 30 days of the default notice.  Reference is made to the Company’s Current Report on Form 10-Q that was filed with the SEC on August 11, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes and related financing.

On October 15, 2010, the Company received $50,000 as part of the Note Purchase Agreement executed in August 2010 from the financing transaction with St. George Investments, LLC, an Illinois limited liability company.   Reference is made to the Company’s Current Report on Form 10-Q that was filed with the SEC on August 11, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes and related financing.

On October 29, 2010, the Company received $50,000 as part of the Note Purchase Agreement executed in August 2010 from the financing transaction with St. George Investments, LLC, an Illinois limited liability company.   Reference is made to the Company’s Current Report on Form 10-Q that was filed with the SEC on August 11, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes and related financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

Helix Wind, Corp., and its wholly-owned subsidiary, Helix Wind, Inc. (collectively, “Helix Wind,” we,” “our,” “us” or the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the exhibits hereto), in our reports to shareholders and in other communications by us.

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

Company provides the following cautionary statements identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include, but are not limited to, the following:

●	The factors described in Item 1A-Risk Factors in the Quarterly Report on Form 10-Q;

●	Our ability to attract and retain management and field personnel with experience in the small wind turbine industry;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the nine month period ended September 30, 2010. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

The comparability of our financial information is affected by our acquisition of Helix Wind, Inc. in February of 2009. As a result of the acquisition, financial results reflect the combined entity beginning February 11, 2009. For further discussion of the acquisition see note 1 above.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results.  For a discussion of some of the factors that might cause such a difference, see the Forward-Looking Statements section above or Item 1A – Risk Factors in the Quarterly Report on Form 10-Q.

Overview

Helix Wind is a small wind solutions company focused on the renewable alternative energy market.  We develop or acquire small wind products and solutions for different vertical markets worldwide.  The Company’s headquarters are located in Poway, California (San Diego area).

Helix Wind provides energy independence utilizing wind, a resource that never runs out.  Wind power is an abundant, renewable, emissions free energy source that can be utilized on large and small scales.  At the soul of Helix Wind lies the belief that energy self sufficiency is a responsible and proactive goal that addresses the ever-increasing consequences of legacy energy supply systems.

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations; has a significant working capital deficit; and has outstanding liabilities which significantly exceed its existing cash resources.

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

Results of Operations

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

Revenue decreased by $363,753 from $449,573 in the three months ended September 30, 2009 to $85,820 in the three months ended September 30, 2010, primarily as a result of shipping 13 S322 models and 25 S594 models to customers in the third quarter of 2009 and 6 S594 models in the third quarter of 2010.  Also, in September 2010, the Company  in cooperation with its distributor SWG Energy, Inc, accepted an executed purchase order to provide twenty-four (24) S594 wind turbines for the Oklahoma Medical Research Foundation (OMRF).  This order was received after installation and successful completion of standard testing for two units that was previously sold to the facility as part of the overall project.  The value of this purchase order is $414,000.  The Company is currently attempting to raise the capital necessary to manufacture the units to fulfill the order.

Cost of Revenues

The cost of revenues of $59,244 for the three months ended September 30, 2010 represented the direct product costs from the manufacturer associated with the bill of material for 6 S594 units received by customers in the third quarter of 2010.  The cost of revenues of $324,690 for the three months ended September 30, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the 13 S-322 and the  25 S-594 units received by customers in the third quarter of 2009.

Gross profit

Gross profit decreased by $98,307 from $124,883 in the three months ended September 30, 2009 to $26,576 in the three months ended September 30, 2010, reflecting a decrease in revenue.  The Company’s first product shipments to customers occurred in 2009.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $374,286 from $434,808 in the three months ended September 30, 2009 to $60,522 in the three months ended September 30, 2010.  The decrease primarily related to the decrease of $270,466 related to product development and testing as well as a decrease of $103,820 for share based compensation expense related to stock options for the third quarter.

Selling, general and administrative

Selling, general and administrative expense decreased by $3,713,826 from $4,434,288 in the three months ended September 30, 2009 to $720,462 in the three months ended September 30, 2010.  The reduction related primarily to a decrease in share based payments related to stock options of $2,612,304, a decrease in compensation to management and employees of $119,757, a decrease in advertising of $402,346, a decrease in legal, professional and related costs of $381,587, a decrease in travel and related costs of $54,026, a decrease in shipping costs of $83,809, a decrease in cost of supplies of $46,490, a $26,383 decrease in warranty costs, a $11,685 decrease in rent, and various other expenses decreasing by $2,403.  These decreases were offset by an increase in bad debt expense of $26,964.

Other expense

Other expenses decreased by $3,293,296 from $4,096,480 in the three months ended September 30, 2009 to $802,554 in the three months ended September 30, 2010 as a result of a decrease in interest expense recorded for the change in the fair value of the convertible notes of $7,557,210 and a decrease to the change in fair value of derivative liability of ($4,263,284).

Provision for income taxes

We made no provision for income taxes for the three months ended September 30, 2010 and 2009 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

Net loss decreased by $7,283,731 from $8,840,693 in the three months ended September 30, 2009 to $1,556,962 in the three months ended September 30, 2010, primarily as a result of the decrease in the fair value of the derivative liability of $4,263,284, a decrease in interest expense of $7,557,210 recorded for the fair value of the convertible notes and a decrease in share based compensation of $2,716,124, all non-cash charges.  The remaining amount of net loss relates to various operational and other expenses for the existing business.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

Revenue decreased by $900,484 from $991,941 in the nine months ended September 30, 2009 to $91,457 in the nine months ended September 30, 2009, primarily as a result of shipping 1 S322 model and 6 S594 models to customers in the first nine months of 2010 compared to shipping 34 S322 models and 53 S594 models to customers in the first nine months of 2009.. Also, in September 2010, the Company  in cooperation with its distributor SWG Energy, Inc, accepted an executed purchase order to provide twenty-four (24) S594 wind turbines for the Oklahoma Medical Research Foundation (OMRF).  This order was received after installation and successful completion of standard testing for two units that was previously sold to the facility as part of the overall project.  The value of this purchase order is $414,000.  The Company is currently attempting to raise the capital necessary to manufacture the units to fulfill the order.

Cost of Revenues

The cost of revenues decreased by of $687,455 from $751,153 for the nine months ended September 30, 2009 to $63,698  in the nine months ended September 30, 2010 as a direct result of the sales decrease for the first nine months of 2010.  This represented the direct product costs from the manufacturer associated with the bill of material for the S322 and S594 units received by customers.

Gross profit

Gross profit decreased by $213,029 from $240,788 in the nine months ended September 30, 2009 to $27,759 in the nine months ended September 30, 2010, reflecting the decrease in revenue. The Company’s first product shipments to customers occurred in 2009.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $801,550 from $1,045,433 in the nine months ended September 30, 2009 to $243,883 in the nine months ended September 30, 2010, primarily as a result of a decrease of $270,717 relating to product development as well as a $530,833 deduction in share based compensation related to stock options.

Selling, general and administrative

Selling, general and administrative expense decreased by $14,410,879 from $16,611,513 in the nine months ended September 30, 2009 to $2,200,634 in the nine months ended September 30, 2010, primarily as a result of a decrease of $13,480,181 recorded for share based payments related to stock options, compensation to management and employees decreasing by $236,555, shipping costs decreasing by $249,310, advertising expenses decreasing by $427,097, warranty expense decreasing by $107,490, travel and related costs decreasing by $104,120, rent decreasing by  $18,808, employee recruitment costs decreasing by $15,000, telephone and related costs decreasing by $14,560, and various other expenses decreasing by $16,294.  These decreases were offset by an increase in professional, consulting and outside services of $258,536.

Other expense

Other expenses decreased by $59,648,545 from an expense of $43,015,063 in the nine months ended September 30, 2009 to net income of $16,633,482 in the nine months ended September 30, 2010, primarily as a result of the change in fair value of the derivative liability decreasing by $35,405,299, loss on debt extinguishment decreasing by $12,038,787, and interest expense relating to the fair value of the convertible notes and other expenses decreasing by $12,204,459.

Provision for income taxes

We made no provision for income taxes for the nine months ended September 30, 2010 and 2009 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net Income

The net income increased by $74,647,145 from a net loss of $60,431,221 to net income of $14,215,924 in the nine months ended September 30, 2010, primarily as a result of the decrease for the change in the fair value of the derivative liability of $35,405,299, a decrease in interest expense relating to the fair value of the convertible notes and other expenses of $12,204,459, a decrease of shared based compensation of $14,011,014, and loss on debt extinguishment of $12,038,787, all non-cash charges..  The remaining amount of net income relates to operating revenues, offset by various operating expenses.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has a working capital of deficit of $2,437,270, excluding the derivative liability of $3,244,280 and an accumulated deficit of $41,693,361 at September 30, 2010.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 30, 2010 and September 30, 2009, Helix Wind had a working capital deficit of approximately $5,681,550 and $44,446,000 respectively.  The negative working capital in 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $3,244,280, short term debt of $620,907, accrued interest of $397,443, accounts payable of $1,128,441 and other changes to various accounts totaling $290,479.  The negative working capital in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $42,732,000, short term debt of $605,000, accounts payable of approximately $999,000 and other changes to various accounts totaling $110,000.  The income of $14,215,924 for the nine months ended September 30, 2010 was comprised of expenses of $243,883 for research and development, $84,297 for sales and marketing, offset by a decrease of $273,380 for share based compensation expense for stock options, and offset by a net decrease of $16,633,482 resulting from the change in fair value of derivative liability   relating to the convertible notes and fair value of the warrants and interest, and the balance for working capital relating to general and administrative expenses. The net loss of approximately $60,431,000 for the nine months ended September 30, 2009 was comprised of approximately $1,045,000 for research and development, $808,000 for sales and marketing, $13,822,000 for share based compensation expense for stock options, $43,015,000 of interest, loss on debt extinguishment and change in fair value of derivative liability  relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  Cash provided by financing activities for the nine months ended September 30, 2010 and 2009 totaled $310,000 and $2,705,000 respectively resulting from funding from the issuance of convertible notes payable.

The Company has funded its operations to date through the private offering of debt and equity securities.  Beginning in 2008 through July 21, 2009, the Company issued an aggregate of $5,100,000 in 9% convertible notes and 11,900,000 warrants.  For the remainder of 2009, the company received funding of $395,000 from short term and non-convertible promissory notes from on related parties.  Beginning in 2010 through September 30, 2010, the company executed convertible secured promissory notes with St. George Investments, LLC yielding an aggregate of $1,887,000 of funding for the Company.  See Company’s Current Reports on Form 8-Ks filed with the SEC, and associated exhibits, for a complete description of the terms and conditions of the Note and financing.

Helix Wind expects significant capital expenditures during the next 12 months, contingent upon raising capital. We currently anticipate that we will need $5,000,000 for operations the next 12 months. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead, integration of acquisitions and working capital purposes.

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

Helix Wind will need additional investments in order to continue operations beyond the date of this report. Additional investments are being sought, but Helix Wind cannot guarantee that it will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of Helix Wind’s common stock; the lack of revenue from operations; the substantial dilution which will result from the issuance of additional common stock resulting from the conversion and exercise of outstanding promissory notes and warrants; the significant amount of outstanding liabilities and lawsuits against the Company have made obtaining additional significant capital very difficult and the Company expects such difficulty may continue. Even if Helix Wind is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if Helix Wind issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of Helix Wind’s common stock. If additional financing is not available or is not available on acceptable terms, Helix Wind will have to wind down its operations.

On February 11, 2009, the Company exchanged existing convertible notes (12% notes) for 9% convertible notes. In addition to the stated interest rate, the exchange transaction also modified the conversion rate as well as the issuance of 5,753,918 warrants to the various convertible note holders.  The total amount of the 12% notes exchanged was $2,234,579.  This amount included principal plus accrued interest charges and other charges.   In addition, the Company issued new convertible 9% notes subsequent to February 11, 2009 for $2,870,365 as of  September 30, 2010.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The Company exchanged 12% convertible notes of Helix Wind, Inc. for its own 9% convertible notes during the first quarter of 2009 as a part of the merger transaction with Helix Wind, Inc.  The new notes are convertible into common shares of the Company’s stock at a conversion price $0.50 per share, subject to adjustment.  In addition, for each share of common stock into which such notes can convert, the note holder received one warrant at an exercise price of $0.75.  In addition, subsequent to the reverse merger transaction on February 11, 2009, the Company issued new 9% convertible notes and warrants with the same terms and conditions described above. Beginning in 2010 through September 30, 2010, the company executed convertible secured promissory notes with St. George Investments, LLC yielding an aggregate of $1,887,000 of funding for the Company.  See Company’s Current Reports on Form 8-Ks filed with the SEC, and associated exhibits, for a complete description of the terms and conditions of the Note and financing.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company’ as defined by Rule 229-10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.  On July 19, 2010 the Company received notice that it had defaulted in responding to the lawsuit.

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.  The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company is defending itself in the lawsuit.  Waterline is currently a distributor of the Company’s products.  The Company has not accrued any amount as it expects that it will not have any obligation to pay any amounts under this law suit.

On May 21, 2010, a complaint was filed by Ian Gardner, the Company's former CEO and a director, against the Company and a director and officer of the Company asserting causes of action against the defendants for breach of certain contracts, breach of the covenants of good faith and fair dealing, fraud in the inducement, intentional and negligent misrepresentation, alter ego and declaratory relief.  Mr. Gardner's suit seeks approximately $150,000 in stated damages as well as additional unstated damages.  The Company has accrued its anticipated obligation of approximately $95,000 in the financial statements as of June 30, 2010.  The Company has denied these allegations. This case is currently pending.

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.  The Company did not respond to the lawsuit within the 30 day period required to respond.  If Gordon & Rees LLP obtains a default judgment against the Company they will be entitled to damages in the amount of $107,110 plus interest. Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

On October 6, 2010, the Company received notice issued from the Superior Court of the State of California, County of Orange, of a lawsuit filed by Bluewater Partners, S.A. (“Bluewater”) against the Company seeking damages in the amount of $647,254.18 relating to allegations that the Company breached its obligations to repay Bluewater under promissory notes issued by the Company.  The Company has promissory notes due to Bluewater recorded on its financials in the amount of $348,164 (before accrued interest), but does not believe any additional amounts are owed to Bluewater.  The Company does not have sufficient capital resources as of the date of this report to repay any amounts to Bluewater, and the Company has not responded to the lawsuit as of the date of this report.  Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

The Company is not presently a party to any other pending or threatened legal proceedings.

Item 1A.  Risk Factors.

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-Looking Statements’ above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related to Our Financial Condition and Our Business

Our auditors have expressed substantial doubt amount our ability to continue as a “going concern”.  Accordingly, there is significant doubt about our ability to continue as a going concern.

Our business began recording revenues in 2009 and we may never become profitable.  As of September 30, 2010, we had an accumulated deficit of $41,693,361 and a negative working capital of $2,437,270 excluding the derivative liability of $3,244,280.  A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  Our financial condition raises substantial doubt that we will be able to continue as a “going-concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of September 30, 2010.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going-concern”.  Our ability to continue status as a “going-concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going-concern”, you may lose your entire investment in us.

We do no have sufficient cash on hand.  If we do not generate sufficient revenues form sale among other factors, we will be unable to continue our operations.

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

Additionally, as described in more detail below, the significant dilution to the current number of outstanding shares of Company common stock which is expected to occur from the conversion of the Company’s outstanding convertible promissory notes and warrants makes securing any additional financing very difficult.

We have numerous lawsuits pending against the Company and insufficient capital resources to retain legal counsel to respond to the lawsuits; we expect additional lawsuits to occur from unpaid creditors of the Company.

As described in Part II, Item 1 “Legal Proceedings” above, the Company has numerous lawsuits pending against it and reasonably expects additional lawsuits to be filed by creditors who outstanding unsatisfied debt obligations owed to them by the Company.  The Company has insufficient capital to retain legal counsel to defend itself in these actions and/or may not have any defense against the legal actions claiming the Company owes the creditor for services provided.  A judgment or default judgment in any of these pending lawsuits or future lawsuits could result in the seizure of all remaining assets of the Company which would have a material adverse effect on the Company.  If the judgments remain unpaid, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws, or seek the protection of state insolvency laws, which would have a material adverse effect on the Company and its shareholders.

We have a limited operating history and if we are not successful in continuing to grow the business, then we may have to scale back or even cease ongoing business operations.

We have a very limited history of revenues from operations (approximately $1,300,000 from inception to date). We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to sign customer contracts or operate on a profitable basis. As we are in the early production stage, potential investors should be aware of the difficulties normally encountered in commercializing the product. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

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

The Company has significant outstanding indebtedness. As of September 30, 2010, the Company had an aggregate outstanding balance of $3,398,134 in convertible debt obligations (excluding accrued interest). If the lenders under these convertible notes do not convert and demand repayment, the Company does not have the cash to pay its debt obligations. Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

Because we are small and have insufficient capital, we may have to limit business activity which may result in a loss of your investment.

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

As of September 30, 2010, we had an accumulated deficit of $41,693,361. We expect to derive our future revenues from sales of our systems, however, these revenues are highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

We have 336,763,781 shares of common stock issued and outstanding as of September 30, 2010. We also have outstanding an aggregate of $3,398,134 of Convertible Notes as of September 30, 2010 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes. Because the conversion rate under the Convertible Notes is at a discounted price from the trading price of the Company’s common stock, and the low trading price of the Company’s common stock, any additional conversions of these Convertible Notes will result in the issuance of a significant amount of additional shares of common stock which will dilute the ownership interest of our shareholders. The conversion of these Convertible Notes during the quarter resulted in an increase in the number of the Company’s issued and outstanding shares of common stock from 115,882,284 as of June 30, 2010 to 336,763,781 shares issued and outstanding as of September 30, 2010. Since September 30, 2010 and through the date of this report, additional conversions of Convertible Notes and other issuances of shares by the Company has resulted in an increase in the Company’s issued and outstanding shares to 518,127,698. In addition, we recently completed financings described in this report with St. George Investments, LLC pursuant to which we issued a convertible note and warrants which, if exercised, would result in a significant amount of additional shares of common stock outstanding. Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  We also have outstanding warrants to purchase common stock the exercise of which could potentially result in the Company issuing a significant number of additional shares of common stock.  Accordingly, a common shareholder has a significant risk of having its interest in our company being significantly diluted. Although the Company does not know the exact amount of dilution which may occur, the weighted average number of common shares outstanding on a diluted basis which would result from the conversion or exercise of all outstanding convertible notes, warrants and options is 1,750,000,000 as reported in the September 30, 2010 financial statements, which would exhaust all of our authorized outstanding shares.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation authorize the issuance of 1,750,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.0001 par value per share. As discussed above, we had 336,763,781 shares of common stock outstanding as of September 30, 2010, and a significant amount of additional shares issuable upon exercise and conversion of our outstanding warrants, stock options and convertible notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Effective as October 7, 2010, the Company issued a total of  38,346,206 shares of common stock to investors upon their conversion of certain previously issued convertible promissory notes.  Other than the extinguishment of debt principal and accrued interest in the amount of $89,510, no consideration was received by the Company in the transaction. The issuance of shares of common stock were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act, as amended.

Effective as October 15, 2010, the Company issued a total of 24,000,000 shares of common stock to an accredited investor upon their conversion of certain previously issued convertible promissory notes.  Other than the extinguishment of debt principal and in the amount of $30,100, no consideration was received by the Company in the transaction.  The issuance of shares of common stock were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act, as amended.

Effective as October 27, 2010, the Company issued a total of 82,333,333 shares of common stock to accredited investors upon their conversion of certain previously issued convertible promissory notes.  Other than the extinguishment of debt principal in the amount of $108,400, no consideration was received by the Company in the transactions.  The issuance of shares of common stock were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act, as amended.

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

On October 12, 2010, Helix Wind, Corp. (the “Company”) received a notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a liquidity default had occurred under a certain series Convertible Secured Promissory Notes dated August 10, 2010; August 30, 2010; September 15, 2010; and September 30 2010, made by the Company in favor of St. George (the “Notes”).  The August 10 Note had an original principal balance of $72,500 and each subsequent Note had an original principal balance of $65,000.   On October 4, 2010, the five-day average VWAP remained below $0.005 from that date to the time of this notice which created a liquidity default under the Notes.  As a result of the default, the outstanding amount of the Notes was increased by 125%; the interest rate under the Notes increased to 15%; and the balance of the Notes, as increased, plus all accrued interest, fees, costs and penalties are due and payable within 30 days of the default notice.  Reference is made to the Company’s Current Report on Form 10-Q that was filed with the SEC on August 11, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes and related financing.

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

Item 6. Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adapted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adapted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX WIND, CORP.

By:	/s/ Kevin Claudio
Kevin Claudio
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2010