Form 10-K
period 2010-12-31
Helix Wind, Corp.
filed 2011-03-31
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed year end as reported on the OTC Bulletin Board ($0.0011 per share), was approximately $1,123,630. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of December 31, 2010.

As of March 31, 2011, there were 1,750,000,000 shares of the issuer's common stock outstanding.  The common stock is the issuer's only class of stock currently outstanding.

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

On February 11, 2009, the Company (then called “Clearview Acquisitions, Inc.”) completed its acquisition of Helix Wind, Inc., a Nevada corporation (“Helix Wind”) which was incorporated in the State of Nevada on September 12, 2006, by merging Helix Wind with and into Helix Wind Acquisition Corp., a wholly-owned subsidiary of the Company.  The Company then changed its name to our current name, “Helix Wind, Corp.”  The Company’s principal offices are located at 13125 Danielson Street, Suite 101, Poway, CA 92064.  The Company is engaged in the small wind turbine renewable energy business offering a paradigm breaking distributed power technology platform designed to produce electric energy from the wind.  In 2010, the Company generated approximately $105,000 in revenues from sales of its vertical axis wind turbines.  The Company intends to utilize two distinct distribution channels to market and sell its products:  (i) direct sales to end users and certified distributors; and (ii) indirect or channel sales with certified distributors domestically and internationally.

Small Wind Turbine Business

The Company provides small wind turbines for residential, commercial and vertical market applications. Wind power is an abundant, renewable, emissions free energy source that can be utilized on large and small scales. The Company’s turbines offer a pollution free alternative to conventional energy sources.

The Company offers wind turbines in two sizes for electricity production. The S322 is rated at 2.0 kilowatts (kW) of power output while the S594 is rated at 4.5kW of power output.  The power output rating is based upon the instantaneous power output of the units, which varies with wind speed that is converted into electricity.  Both units are suitable for residential and commercial applications working as single unit installations or as an array arrangement of multiple units.  The Company’s products are positioned as simple, inexpensive, and easy-to-assemble systems that work in a wide range of wind conditions.  All wind turbines require wind to operate.

Vertical market applications the Company plans to offer, include turbines for liquid pumping for the petroleum industry, where injection pumping is required at off grid and remote locations, water pumping industry for off grid drinking water and agricultural applications in developing countries, Cell Tower installations, Digital billboards, and a host of others.

The Company’s business model is straightforward as it has substantially out-sourced its manufacturing functions to countries with labor cost advantages. Multiple vendors are intended to be utilized to minimize the risk of contractors copying full-scale designs and infringing upon the Company’s patents. The Company’s U.S. operations involve quality control, assembly, testing, and shipping (initial quality assurance and quality control will be done overseas during production and before shipment). The Company’s vendor manufacturers are expected to be ISO9000 certified. The Company intends to focus on processes that add greater value – design, development, and sales. The Company plans to maintain minimal inventory; systems will be assembled, tested, packed, and shipped as orders flow in.

The Company currently has insufficient capital and personnel to fulfill orders for its products and has had to severely curtail its operations beginning in February 2010.  The Company is seeking additional capital to be able to ramp its operations back up, and is exploring other alternatives for its intellectual property and other assets.  There can be no assurances that the Company will be able to obtain sufficient capital for its operations, or that there will be other alternatives for its intellectual property and other assets.

Small Wind Turbine Industry Overview

The U.S. market for small wind turbines has reached 100 MW of installed capacity, growing 15 percent in 2009, according to a report by the American Wind Energy Association.

The U.S. market now accounts for about half of the global small wind turbine market, according to the report. This growth is largely credited to federal and state incentives for the market growth. The 2009 American Recovery and Reinvestment Act (ARRA) expanded the federal Investment Tax Credit (ITC) for small wind turbines in 2009, allowing consumers to take 30% of the total cost of a small wind system as a tax credit. According to the report, the ITC was perhaps the most important factor in last year’s small wind turbine market growth.

The report found 9,800 units were sold in the U.S. in 2009, representing 20.3 MW of new capacity, bringing the total number of small wind turbines installed in the U.S. to approximately 100,000.

During the recession of 2009, $80 million of private equity was invested into small wind turbine manufacturing companies, boosting to over $250 million the total equity invested over the past five years. This investment helped manufacturers increase production, lower costs, meet sustained demand, and even acquire competitors, according to the report.

The most favorable markets exist in states where policies, regulations and incentives help lower the payback period. The leading domestic markets appeared to be in the Midwest last year, but the largest markets overall remain in the Northeast, upper Midwest and California.  Generally speaking, states that offer small-wind consumer incentives at a level of $2 per Watt of capacity or more attract the strongest share of the market.

In addition to distributed power generation for residences and businesses, the Company’s turbines are also ideal for applications in the following markets:

Cell Phone Towers

Grid-tied and off-grid cell phone towers, particularly in developing nations, often utilize diesel generators and batteries for primary and backup power. The Company’s turbines could be mounted in balanced pairs to generate primary and backup electricity for this application.  The Company is pursuing cell tower mounting systems with partners in Argentina, India, Canada and the U.S.  As of the date of this report, the Company has not installed any turbines on cell towers.

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

As of the date of this report, the Company has not installed any turbines which are being used in connection with pumping.

Digital Signage

Another rapidly growing small wind market is the billboard market and digital signage markets.  Billboards across the country can be easily powered by wind as they exist in an analogue format today while making the transition to digital sign billboards and displays over time.

Sports Arenas

Late in 2010 the Company had begun to see a market trend in the sports arena space. The growing need for large venues to begin to take their first vital steps towards energy independence combined with the iconic nature of the Company’s small-wind products would tend to be a good fit.

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

Competition

The Company competes with all energy suppliers and manufacturers of energy producing equipment. The Company directly competes with manufacturers and suppliers of other vertical axis wind turbine (“VAWT”) systems, such as WePower Sustainable Energy Solutions, Windside Production Ltd., Mariah Power and OregonWind Inc., as well as indirectly with traditional horizontal axis wind turbine (“HAWT”) wind turbines.  To a lesser extent, the Company competes with providers of solar-thermal and solar-photovoltaic energy production. We believe the Company’s aesthetic design, comparable generation capacity and lower production cost lend the Company’s competitive advantages over both traditional horizontal axis wind propeller designs and emerging technologies. One of the main distinguishing advantages is the ability to remotely monitor the wind turbine through our proprietary Wind Turbine Monitoring System (WTMS).  The WTMS monitors dozens of variables including wind speed, wind gusts, temperature, generator output and via algorithms, other turbine functions. The Company’s WTMS can enable a turbine owner to remotely monitor the functionality of the turbine from any computer’s web browser any time and from any location. The monitoring system will also allow the Company to develop its own database of wind speed data and performance metrics, facilitate customer demand side management and enable predictive generation modeling.  One current disadvantage for the Company is that several competitors have longer operating histories and significantly more financial resources.

Intellectual Property

The Company owns all rights, title and interest in two currently pending U.S. patent applications, five pending foreign applications (China, India, New Zealand, Australia, and Europe), and one patent issued in Nigeria.  The Company also owns two U.S. federal trademark registrations.

The patent applications (and the Nigerian patent) broadly cover the same technology, namely vertical axis wind turbines with segmented Savonius rotors. The Savonius rotor is assembled by interlocking several relatively small and easily manageable individual blade segments. This unique segmented design has several advantages over traditional vertical axis wind turbine designs, including ease of manufacturing, ease of assembly, and suitability for residential use.

On January 18, 2011, a Notice of Allowance was awarded to one of the U.S. patent applications, serial no. 11/705,844, filed on February 13, 2007 (the '844 application).  The Company expects this application to issue in a matter of weeks.  All of the foreign patent applications claim priority to this application and none of these patent applications have been examined to date.  The term of any patent issued in a foreign country depends on the law of that country, but in general is 20 years from the filing date.

On February 1, 2011, a continuation patent application was filed in the United States based on the '844 application, in order to preserve the ability to pursue subject matter that may not have been captured during prosecution of the '844 application.

The Company owns U.S. federal trademark registration no. 3,524,780 for "HELIX WIND," registered on October 28, 2008. The registration is due for renewal on October 28, 2018. Helix Wind also owns U.S. federal trademark registration no. 3,506,184 for "E2 ENERGY (R)EVOLUTION," registered on September 23, 2008. The registration is due for renewal on September 23, 2018. Both of these U.S. federal trademark registrations are in International Class 007 for use in connection with"wind turbines and accessories for wind turbines."

Research and Development

Our research and development initiatives have been directed at improving the efficiency and reliability of our wind turbines, the development and completion of the Wind Turbine Monitoring System (WTMS), partnering with our inverter manufacturer to improve on the inverter’s interaction with the turbine generator and development of other power electronics.  During 2010, our research, development and engineering expenses were approximately $278,000, with approximately $124,000 related to product development and testing and the balance of approximately $154,000 related to stock based compensation, a non-cash expense, for this group.  Future research and development will focus on the continued improvement of our current wind turbines’ performance, enhancing the WTMS with new functionality and developing proprietary power electronics. In addition we will focus on operating process quality improvements within our manufacturing facilities and reviewing ways to reduce product cost of goods.

Employees

As of the date of this report, we have 3 full-time employees, no part-time employees and 2 independent contractors.    The Company had a reduction in force in February 2010 to reduce its cost until it is able to close a capital raise to sustain the operation and build its infrastructure.  The Company plans to increase the number of employees provided it can raise additional capital.  We also retain a limited number of independent contractors to perform projects.  To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.

Available Information

A copy of our annual report on Form 10-K for our fiscal year ended December 31, 2010 will be furnished without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of the Company at such date to any person who was a beneficial owner of our common stock on the record date.  Requests should be directed to the Corporate Secretary at the address on the cover page to this report.   Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.helixwind.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  The information on our website is not part of this or any other report we file with, or furnish to the SEC.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

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

Our business began recording minimal revenues in 2009 and we may never become profitable.  As of December 31, 2010, we had an accumulated deficit of $47,522,668 and a negative working capital of $2,405,361 excluding the derivative liability of $7,652,022.  A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  Our financial condition raises substantial doubt that we will be able to continue as a “going-concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2010.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going-concern”.  Our ability to continue as a “going-concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going-concern”, you may lose your entire investment in us.

We do not have sufficient cash on hand.  If we do not generate sufficient revenues from sales among other factors, we will be unable to continue our operations.

We estimate that within the next 12 months we will need substantial cash and liquidity for operations, and we do not have sufficient cash on hand to meet this requirement.  Although we are seeking additional sources of debt or equity financings, there can be no assurances that we will be able to obtain any additional financing.  We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate enough operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Additionally, as described in more detail below, the significant dilution to the current number of outstanding shares of Company common stock, which is expected to occur from the conversion of the Company’s currently outstanding convertible promissory notes and warrants makes obtaining additional financing very difficult.

We have numerous lawsuits pending against the Company, several of which have resulted in judgments against the Company, and insufficient capital resources to retain legal counsel to respond to the lawsuits; we expect additional lawsuits to occur from unpaid creditors of the Company.

As described in Part II, Item 1 “Legal Proceedings”, the Company has numerous lawsuits pending against it, several of which have resulted in judgments against the Company for substantial sums of money, and reasonably expects additional lawsuits to be filed by creditors with outstanding unsatisfied debt obligations owed to them by the Company.  The Company insufficient capital to retain legal counsel to defend itself in these actions and/or may not have any defense against the legal actions claiming the Company owes the creditor for services provided.  Additionally, the Company does not have sufficient capital to pay the judgments which have been awarded against the Company The default judgments which have been awarded against the Company, and additional judgments in any of these pending lawsuits or future lawsuits, could result in the seizure of all remaining assets of the Company which would have a material adverse effect on the Company.  If the judgments remain unpaid, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws, or seek the protection of state insolvency laws, which would have a material adverse effect on the Company and its shareholders.

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

We anticipate that we will require substantial cash and liquidity, which we do not have at this time,  to fund continued operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

We have significant debt obligations, and if we fail to restructure or repay or outstanding indebtedness, the lenders may take actions that would have a material adverse impact on the Company.

The Company has significant outstanding indebtedness. As of December 31, 2010, the Company had a gross aggregate outstanding principal balance of $3,199,919 in convertible debt obligations. If the lenders under these convertible notes do not convert their notes to common stock and demand repayment, the Company does not have sufficient cash to pay its debt obligations. Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

If we are unable to continue to retain the services of Messrs. James Tilton and Kevin Claudio, or if we are unable to successfully recruit qualified Officers and Board members, management and company personnel having experience in the small wind turbine industry, we may not be able to continue operations.

Our success depends to a significant extent upon the continued services of Mr. James Tilton, Chief Operating Officer and Mr. Kevin Claudio, Chief Financial Officer. The loss of the services of Mr. Tilton and Mr. Claudio could have a material adverse effect on our strategy and prospective business.  These individuals are committed to devoting substantially all of their time and energy to us. This employee could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our wind turbines, and we may face challenges hiring and retaining these types of employees.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified management and company personnel with experience in the small wind turbine business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain new and existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.  Additionally, the Company has made efforts to identify and recruit additional members for its board of directors. However, to date, the Company has been unable to retain any additional board members, and the board members it has identified have expressed a reluctance to join the board until the Company is better capitalized.

We are a new entrant into the small wind turbine industry without profitable operating history.

As of December 31, 2010, we had an accumulated deficit of $47,522,668. We expect to derive our future revenues from sales of our systems, however, the realization of these revenues is highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

If we are unable to successfully achieve broad market acceptance of our systems, we may not be able to generate enough revenues in the future to achieve or sustain profitability.

We are dependent on the successful commercialization of our systems. The market for small wind turbines is at an early stage of development and  unproven. The technology may not gain adequate commercial acceptance or success for our business plan to succeed.

If we cannot establish and maintain relationships with distributors, we may not be able to increase revenues.

In order to increase our revenues and successfully commercialize our systems, we must establish and maintain relationships with our existing and potential distributors. A reduction, delay or cancellation of orders from one or more significant distributors could significantly reduce our revenues and could damage our reputation among our current and potential customers. We had previously signed 33 distribution agreements throughout the United States and international locations.  The agreements have no termination penalties and not all of the distributors are currently active.

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

We continue to improve on the products performance capabilities, but any unforeseen problems relating to the units operating effectively in the field could have a negative impact on adoption, future shipments and our operating results.

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

We have 1,750,000,000 shares of common stock issued and outstanding as of the date of this report, which is all of the shares which are authorized under our charter documents. We also have outstanding a gross aggregate principal balance of $3,199,919 of Convertible Notes as of December 31, 2010 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes. Because the conversion rate under the Convertible Notes is at a discounted price from the trading price of the Company’s common stock, and the low trading price of the Company’s common stock, any additional conversions of these Convertible Notes would result in the issuance of a significant amount of additional shares of common stock which will dilute the ownership interest of our shareholders. The conversion of these Convertible Notes, exercise of warrants and new stock issued during the year resulted in an increase in the number of the Company’s issued and outstanding shares of common stock from 39,256,550 as of December 31, 2009 to 1,021,482,054 shares issued and outstanding as of December 31, 2010 to 1,750,000,000 shares issued and outstanding as of the date of this report. In addition, we recently completed financings described in this report with St. George Investments, LLC pursuant to which we issued a convertible note and warrants which, if exercised, would result in a significant amount of additional shares of common stock outstanding. Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  We also have outstanding warrants to purchase common stock the exercise of which could potentially result in the Company issuing a significant number of additional shares of common stock.  The Company may seek shareholder approval to amend its articles of incorporation to increase the number of authorized shares of common stock, and if amended, continue to issue a significant number of additional shares of common stock.  Accordingly, a common shareholder has a significant risk of having its interest in our Company being significantly diluted.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation authorize the issuance of 1,750,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.0001 par value per share. As discussed above, we had 1,750,000,000 shares of common stock outstanding as of the date of this report, and the Company has contractual obligations to issue a significant amount of additional shares issuable upon exercise and conversion of our outstanding warrants, stock options and convertible notes.

Because we have exhausted all of our authorized shares of common stock, we may amend our articles of incorporation to authorize the issuance of additional shares for a variety of reasons which would have a dilutive effect on our shareholders and on your investment, resulting in reduced ownership in our company and decreased voting power, or may result in a change of control.

The Company recently entered into financing documents with St. George Investments, LLC (see Item 7 below) pursuant to which the Company agreed to seek shareholder approval to amend its articles of incorporation to increase the number of authorized shares of common stock to 5,000,000,000.  The amendment of our articles of incorporation to create additional shares of common stock and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the company.  The Company believes it will be difficult or impossible to raise additional funding without amending its Articles of Incorporation to increase its authorized shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal office at 13125 Danielson Street, Suite 101, Poway, CA 92064, pursuant to a Revocable License Agreement entered into effective April 19, 2010, basic monthly rent is $3,230 per month.  Helix Wind’s current office space consists of approximately 3,400 square feet and is believed to be suitable and adequate to meet current business requirements.  The lease term is month-to-month through May 31, 2011.  The Company will negotiate with the landlord as appropriate upon expiration of the license agreement.

The Company also leases a test site for its wind turbines in California for $450 per month.  The initial term of this lease was November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years with no increase in rent during the renewal period.  The lease matured on October 31, 2010 and the company is currently leasing the site on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

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

On May 21, 2010, a complaint was filed by Ian Gardner, the Company's former CEO and a director, against the Company and a director and officer of the Company asserting causes of action against the defendants for breach of certain contracts, breach of the covenants of good faith and fair dealing, fraud in the inducement, intentional and negligent misrepresentation, alter ego and declaratory relief.  Mr. Gardner's suit seeks approximately $150,000 in stated damages as well as additional unstated damages.  The Company has accrued its anticipated obligation of approximately $95,000 in the financial statements as of June 30, 2010.  The Company has denied these allegations. This case is currently pending as the parties have discussed alternative settlement options to resolve this case.

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.   On March 8, 2011, the Superior Court of California, County of San Diego granted Gordon & Rees LLP’s request for a default judgment in the amount of $110,938.18.  The Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

On October 6, 2010, the Company received notice issued from the Superior Court of the State of California, County of Orange, of a lawsuit filed by Bluewater Partners, S.A. (“Bluewater”) against the Company seeking damages in the amount of $647,254.18 relating to allegations that the Company breached its obligations to repay Bluewater under promissory notes issued by the Company.  On March 2, 2011, the Company received notice that the Superior Court of the State of California, County of Orange (the “Court”) had granted the request of Bluewater Partners, S.A. (“Bluewater”) for a default judgment in the amount of $647,254.18.   The Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

On January 21, 2011, the Company received notice from legal counsel for Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”),  the Company’s former independent auditor, that Squar Milner has requested a default judgment in its lawsuit against the Company. The Company previously received notice from legal counsel representing Squar Milner that it had filed a lawsuit in Orange County Superior Court regarding the alleged unpaid balanced owed by the Company to Squar Milner in the amount of approximately $73,000.   Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company and its assets.

On March 11, 2011, East West Consulting, Ltd. and Steve Polaski (the “East West Parties”) filed a complaint in the Superior Court of the State of California, County of San Diego, against the Company and Kevin Claudio relating to a professional services agreement and employment agreement between the parties, and the conversion of certain accounts receivable into shares of Company stock.  The East West Parties are seeking damages in the sum of over $4,000,000.    Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company and its assets.

The Company is not aware of any other pending or threatened legal proceedings to which it is a party.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “HLXW.” Prior to April 24, 2009, the Company’s stock was listed on the OTC Bulletin Board under the symbol “CVAC.”  The high and low bid quotations of our common stock as reported by NASDAQ and/or Yahoo Finance for the periods indicated are shown below:

Period	High	Low
Quarters Ended:

March 31, 2008	$0.21	$0.06
June 30, 2008	$0.25	$0.07
September 30, 2008	$0.25	$0.05
December 31, 2008	$10.00	$0.01
March 31, 2009	$2.10	$1.50
June 30, 2009	$3.03	$1.60
September 30, 2009	$3.08	$2.26
December 31, 2009	$3.30	$2.19
March 31, 2010	$2.25	$0.11
June 30, 2010	$0.17	$0.01
September 30, 2010	$0.02	$0.00
December 31, 2010	$0.01	$0.00

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

Holders of Record

As of March 31, 2011, 1,750,000,000 shares of our common stock were issued and outstanding, and held by more than 4,500 stockholders of record.

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

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size and market penetration. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.  See the section entitled “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the year ended December 31, 2010. This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

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

Revenues

We generate substantially all of our net sales from the sale of small wind turbines. Helix Wind uses a mix of a direct and indirect distribution model.  Direct sales personnel were employed to offer extra coverage of the United States as a vast majority of our lead generation is from this area.  Our distribution network structure is built on a non-exclusivity of territory but exclusivity of leads.  Therefore, we define a reasonable territory the distributors can cover from a sales and service point of view. We demand no reselling of our products as well as define a retail price which must be adhered to by all distributors, as a condition of their agreement with Helix Wind. Pricing in the Euro zone is subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Distributors must adhere to the price guidelines which are based on our U.S. retail price, subject to adjustment each quarter to take into account the currency exchange on the last day of the previous quarter. Confirmation of an order is given on receipt of a signed purchase agreement with a 50% deposit in U.S. dollars.  Sales are recognized and title and risk is passed on delivery to customers in the United States and by delivery CIF to international locations. Our customers do not have extended payment terms or rights of cancellation under these contracts.  Two customers accounted for more than 15% of our revenue for the year ended December 31, 2010.

Cost of Sales

Our cost of sales includes the cost of raw material and components such as blades, rotors, invertors, mono poles and other components.  Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers and East West, a Thailand company that managed the manufacturing and distribution of our products.  Overall, we currently expect our cost of sales per unit to decrease as we ramp production lots in the future to meet the product demands from our customers.

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

Other Expenses

Interest expense, net of amounts capitalized, is incurred on various debt financings as well as the amount recorded for the derivative liability associated with convertible notes and warrants.  Any interest income earned on our cash, cash equivalents and marketable securities is netted in other expenses as it is immaterial.

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

Recent Developments

Effective as of March 11, 2011, Kevin Claudio resigned from the Company’s Board of Directors.  Mr. Claudio remains the Chief Financial Officer of the Company.

Effective as of March 11, 2011, James Tilton was appointed as our sole director and our Chief Operating Officer.

Effective as of March 21, 2011, the Company executed a Purchase and Exchange Agreement (the “First Exchange Agreement”) with St. George Investments, LLC, an Illinois limited liability company (the “Investor”) pursuant to which, among other things, the Company agreed to exchange 4 outstanding convertible promissory notes in the aggregate amount of $1,176,347 for a secured convertible promissory note in the amount of $1,176,347 (the “First Note”), and the Company executed a Purchase and Exchange Agreement (the “Second Exchange Agreement”) with the Investor pursuant to which, among other things, the Company agreed to exchange 14 outstanding convertible promissory notes in the aggregate amount of $1,430,441 for a secured convertible promissory note in the amount of $1,430,441 (the “Second Note”).  The First Note and Second Note are both secured by all of the assets of the Company pursuant to the terms of a Security Agreement for each of the First Note and Second Note.  The Company’s obligations under the First Note and Second Note are also guaranteed by the Company’s subsidiary, Helix Wind, Inc., pursuant to the terms of a Guaranty for each of the First Note and Second Note.

The First Exchange Agreement, Second Exchange Agreement, First Note, Second Note, Security Agreements and Guaranties are referred to herein as the “Exchange Agreements”.  The Exchange Agreements also contain representations, warranties and indemnifications by the Company and the Investor.

As consideration for the Exchange Agreements, Investor agreed to pay the Company the sum of $100,000 (which sum was not added to the balance of the notes), all existing defaults under the First Note and Second Note were waived and all covenants thereunder were reset according to the terms thereof.  Additionally, the First Note and Second Note have certain terms that are more favorable to the Company than the current terms of the original 18 notes which were exchanged, including a two-year term, an interest rate of 6% per annum, and an ability to extinguish the First Note and Second Note for the Company’s payment of $1,500,000 if paid within 90 days.

In connection with the Exchange Documents, the Company and Investor also entered into a Forbearance Agreement pursuant to which, among other things:

•
Investor agreed to refrain and forbear from exercising and enforcing any of its remedies under the Convertible Secured Promissory Note dated March 30, 2010 (the “March 2010 Note”) in the original principal amount of $779,500, or under applicable laws, with respect to the defaults, for a period of 90 days from the date of the Forbearance Agreement;

•
Provided that the Company pays the Investor the sum of $1,500,000 in cash on or before the 90th day from the date of the Forbearance Agreement, the Investor agrees that, upon receipt of the payment, each of the First Note, Second Note and March 2010 Note (collectively, the “Notes”) shall be terminated and the Company shall be released from all obligations and liabilities thereunder; and

•
Notwithstanding anything to the contrary in the Exchange Agreements or in that certain Note Purchase Agreement between the Company and Borrower dated January 18, 2011 (the “January 2011 Purchase Agreement”), so long as (1) no Event of Default (as defined in the First Note and Second Note) (and in the case of the March 2010 Note, no new Event of Default after the date of the Forbearance Agreement) has occurred under any of the Notes, (2) each of the representations and warranties of Borrower in the Exchange Agreements and the January 2011 Purchase Agreement remain true and correct as of the date of purchase of each Additional Note (as defined below), (3) the Company has increased its authorized shares of common stock to not less than 5,000,000,000 shares as of the date of purchase of such Additional Note, and (4) the Company has complied with all of its obligations and covenants herein, in the Notes, in the Exchange Agreements and in the January 2011 Purchase Agreement as of such date, the Company agrees to deliver to Borrower the sum of $50,000 (the “Additional Note Purchase Price”) on or around each of April 1, 2011, April 15, 2011, May 1, 2011, May 15, 2011 and June 1, 2011 as consideration for those certain Additional Notes (the “Additional Notes”) as defined in the January 2011 Purchase Agreement.

In connection with the financing, Dominick & Dominick, the placement agent, received a cash payment of $8,000, and will receive an additional $4,000 upon the issuance of each of the Additional Notes.

The description contained herein is a brief summary of each of the Exchange Agreements and the Forbearance Agreement. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that are attached as exhibits to this Current Report on Form 8-K.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.  The description contained herein is a brief summary of each of the January 2011 Purchase Agreement and the Additional Notes. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that are attached as exhibits to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 25, 2011.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

Purchase and Exchange Agreements

Pursuant to the Purchase and Exchange Agreements, the Company has agreed it will not (i) incur any new indebtedness for borrowed money without the prior written consent of the Investor; provided, however the Company may incur obligations under trade payables in the ordinary course of business consistent with past practice without the consent of the Investor; (ii) grant or permit any security interest (or other lien or other encumbrance) in or on any of its assets; and (iii) enter into any transaction, including, without limitation, any purchase, sale, lease or exchange of property or the rendering of any service, with any affiliate of the Company, or amend or modify any agreement related to any of the foregoing, except on terms that are no less favorable, in any material respect, than those obtainable from any person who is not an affiliate.

The Purchase and Exchange Agreements also contain certain negative covenants regarding the Company and its operation, including, without limitation that the Company may not arrange or facilitate the sale or exchange of any existing securities of the Company, including without limitation warrants, options, convertible debt instruments, or other securities convertible into or exchangeable for shares of Common Stock or other equity of the Company (“Existing Securities”), held by any party other than the Investor, and the Company may not to enter into any debt settlement agreement or similar agreement or arrangement with any party other than the Investor to settle or exchange Existing Securities for share of Common Stock or other equity of the Company.

The Purchase and Exchange Agreements also contain numerous affirmative covenants on the Company, including, without limitation, a requirement for the Company to maintain its SEC reporting status, timely file all SEC reports, and increase its authorized shares of common stock to 5,000,000,000 within 45 days of the date of the Purchase and Exchange Agreements.

First Note and Second Notes

The First Note and Second Note each mature 2 years from the date of issuance and accrue interest at the rate of 6% per annum. However, if there is a default, the First Note and Second Note will accrue interest at the rate of 15% per annum. At any time or from time to time after the date of the First Note and Second Note and prior to payment in full of the outstanding balance under the notes, Investor has the right, at its option, to convert the Outstanding Balance, in whole or in part (the “Conversion Amount”), into Company Common Stock.  The number of shares of Common Stock to be issued upon such conversion shall be determined by dividing (i) the Conversion Amount by (ii) the lower of (1) 100% of the average volume-weighted average price of the Common Stock (the “VWAP”) for the three (3) trading days with the lowest VWAP during the twenty (20) trading days immediately preceding the date set forth on the Notice of Conversion (defined below), or (2) 50% of the lower of (A) the average VWAP over the five (5) trading days immediately preceding the date set forth in the Notice of Conversion or (B) the VWAP on the day immediately preceding the date set forth in the Notice of Conversion.  The shares deliverable to the Investor must be delivered electronically, via DWAC or DTC, if the Company is eligible. If the Company does not deliver shares issuable upon conversion of the notes within three days of a conversion notice, the Company must pay the Investor a penalty of 1.5% of the conversion amount added to the balance of the note per day. The number of shares the notes is convertible into is subject to customary anti-dilution provisions.

Each of the First Note and Second Note provides that upon each occurrence of any of the triggering events described below (each, a “Trigger Event”), the outstanding balance under the First Note shall be immediately and automatically increased to 125% of the outstanding balance in effect immediately prior to the occurrence of such Trigger Event, and upon the first occurrence of a Trigger Event, (i) the outstanding balance, as adjusted above, shall accrue interest at the rate of 15% per annum until the note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the note is repaid in full, to (a) accelerate the outstanding balance under the note, and (b) exercise default remedies under and according to the terms of the note; provided, however, that in no event shall the balance adjustment be applied more than two (2) times.  The Trigger Events include the following:  (i) a decline in the five-day average daily dollar volume of the Company Common Stock in its primary market to less than $25,000 of volume per day for any five consecutive day period; (ii) a decline in the average VWAP for the Common Stock during any consecutive five (5) day trading period to a per share price of less than one half of one cent ($0.0005); (iii) the Company’s failure to increase its authorized shares of Common Stock available for issuance to not less than 5,000,000,000 shares within 45 days of the date of the notes; or (iv) the occurrence of any Event of Default under the notes (other than an Event of Default for a Trigger Event which remains uncured or is not waived) that is not cured for a period exceeding ten (10) business days after notice of a declaration of such Event of Default from Investor, or is not waived in writing by the Investor.

An Event of Default under the First Note and Second Note includes (i) a failure to pay any amount due under the note when due; (ii) a failure to deliver shares upon conversion of the note; (iii) the Company breaches any covenant, representation or other term or condition in the Exchange Agreements, note or other transaction document; (iv) having insufficient authorized shares within 45 days after the date of the note; (v) an uncured Trigger Event; or (vi) upon bankruptcy events.

Other Terms

The Exchange Agreements and First Note and Second Note contain certain limitations on conversion and exercise. They provide that no conversion or exercise may be made if, after giving effect to the conversion and/or exercise, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock.

Other than Excepted Issuances (described below), if the First Note and Second Note are outstanding, the Company agrees to issue shares or securities convertible for shares at a price (including an exercise price) which is less than the conversion price of the First Note or Second Note, then the conversion price and exercise price, as the case may be, shall be reduced to the price of any such securities. The only Excepted Issuances are (i) the Company’s issuance of securities to strategic licensing agreements or other partnering agreements which are not for the purpose of raising capital and no registration rights are granted and (ii) the Company’s issuance to employee, directors and consultants pursuant to plans outstanding.

The First Note and Second Note were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Investor in connection with the offering.

Recent Financing

Effective as of January 19, 2011, the Company closed a financing transaction under a Note Purchase Agreement (the “Purchase Agreement”) with St. George Investments, LLC, an Illinois limited liability company (the “Investor”) pursuant to which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500 (the “First Note”).  The Purchase Agreement also contains representations, warranties and indemnifications by the Company and the Investor.

The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, loan to the Company an additional principal amount of up  to $455,000 pursuant to seven additional notes in the principal amount of $65,000 each (the “Additional Notes”) on or about each two week anniversary of the issuance of the First Note during the seven consecutive two week periods immediately following such issuance of the First Note, for a total aggregate additional net amount of $350,000 (after deducting the original issue discount amounts of $15,000 for each Additional Note).

In connection with the financing, Dominick & Dominick, the placement agent, received a cash payment of $4,000, and will receive an additional $4,000 upon the issuance of each Additional Note.

The following is a brief summary of each of those agreements. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that are attached as exhibits to this Current Report on Form 8-K.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

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

First Note and Additional Notes

The First Note has an original issue discount of $15,000 and an obligation to pay $7,500 of the Investor’s transaction fees. Accordingly, the amount provided under the First Note is $50,000.  The First Note matures 6 months from the date of issuance. If there is a default the Note will accrue interest at the rate of 15% per annum. The number of shares of Common Stock to be issued upon such conversion of the First Note shall be determined by dividing (i) the conversion amount under the First Note by (ii) the lower of (1) 100% of the volume-weighted average price of the Company’s Common Stock (the “VWAP”) for the three (3) trading days with the lowest VWAP during the twenty (20) trading days immediately preceding the date set forth on the notice of conversion, or (2) 50% of the lower of (A) the average VWAP over the five (5) trading days immediately preceding the date set forth in the notice of conversion or (B) the VWAP on the day immediately preceding the date set forth in the notice of conversion.  The shares deliverable to the Investor must be delivered electronically, via DWAC or DTC, if the Company is eligible. If the Company does not deliver shares issuable upon conversion of the Note within three days of a conversion notice, the Company must pay the Investor a penalty of 1.5% of the conversion amount added to the balance of the First Note per day. The number of shares the Note is convertible into is subject to customary anti-dilution provisions

The First Note provides that upon each occurrence of any of the triggering events described below (each, a “Trigger Event”), the outstanding balance under the First Note shall be immediately and automatically increased to 125% of the outstanding balance in effect immediately prior to the occurrence of such Trigger Event,, and upon the first occurrence of a Trigger Event, (i) the outstanding balance, as adjusted above, shall accrue interest at the rate of 15% per annum until the First Note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the First Note is repaid in full, to (a) accelerate the outstanding balance under the First Note, and (b) exercise default remedies under and according to the terms of the First Note; provided, however, that in no event shall the balance adjustment be applied more than two (2) times.  The Trigger Events include the following:  (i) a decline in the five-day average daily dollar volume of the Company Common Stock in its primary market to less than $10,000.00 of volume per day; (ii) a decline in the average VWAP for the Common Stock during any consecutive five (5) day trading period to a per share price of less than one half of one cent ($0.0005); (iii) the occurrence of any Event of Default under the First Note (other than an Event of Default for a Trigger Event which remains uncured or is not waived) that is not cured for a period exceeding ten (10) business days after notice of a declaration of such Event of Default from Investor, or is not waived in writing by the Investor.

An Event of Default under the First Note includes (i) a failure to pay any amount due under the First Note when due; (ii) a failure to deliver shares upon conversion of the First Note; (iii) the Company breaches any covenant, representation or other term or condition in the Purchase Agreement, Note or other transaction document; (iv) having insufficient authorized shares; (v) an uncured Trigger Event; or (vi) upon bankruptcy events.

Each of the seven Additional Notes in the principal amount of $50,000 have substantially similar terms to the terms of the First Note.  The amount to be provided under each Additional Note is $50,000 after the original issue discount.

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

The Purchase Agreement also contains certain negative covenants regarding the Company and its operation, including, without limitation that the Company may not arrange or facilitate the sale or exchange of any existing securities of the Company, including without limitation warrants, options, convertible debt instruments, or other securities convertible into or exchangeable for shares of Common Stock or other equity of the Company (“Existing Securities”), held by any party other than the Investor, and the Company may not to enter into any debt settlement agreement or similar agreement or arrangement with any party other than the Investor to settle or exchange Existing Securities for share of Common Stock or other equity of the Company.

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

Revenues

Revenue decreased by $1,134,417 from $1,239,374 for the year ended December 31, 2009 to $104,957 for the year ended December 31, 2010, primarily as a result of shipping 66 S322 models and 60 S594 models to customers during 2009 compared with 1 S322 model and 7 S594 models during 2010.

Cost of Revenues

The cost of revenues of $950,046 for the year ended December 31, 2009 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 and the S-594 units received by customers for the year ended December 31, 2009.  Due to the decrease in sales, the cost of revenues decreased $876,248 to $73,798 for the year ended December 31, 2010.

Gross profit

Gross profit decreased by $258,169 from $289,328 for the year ended December 31, 2009 to $31,159 for the year ended December 31, 2010, reflecting a decrease in revenue. The Company’s first product shipments to customers occurred in 2009.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $1,064,984 from $1,343,052 for the year ended December 31, 2009 to $278,068 for the year ended December 31, 2010, primarily as a result of a decrease of $463,011 relating to product development and testing as well as a $601,973 decrease in the amount recorded for share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense decreased by $15,735,318 from $18,666,568 for the year ended December 31, 2009 to $2,931,250 for the year ended December 31, 2010, primarily as a result of the decrease of $14,542,199 recorded for share based payments related to stock options, compensation to management and employees decreasing by $563,200, rent decreasing by  $30,575, insurance decreasing by  $42,501, shipping decreasing by $257,151, marketing and advertising decreasing by $52.309, warranty expenses decreasing by  $109,460, outside services decreasing by $450,178, travel decreasing by $107,705, depreciation decreasing by $23,835 and other various expenses decreasing by $10,342.  These decreases were offset by an increase in professional fees of $454,137

Other income (expense)

Other expenses decreased by $44,942,782 from an expense of $33,377,206 for the year ended December 31, 2009 to net income of  $11,565,576 for the year ended December 31, 2010 primarily as a result of of the change in fair value of the derivative liability decreasing by $24,888,310, loss on debt extinguishment decreasing by $12,038,787, and interest expense relating to the fair value of the convertible notes and other expenses decreasing by $8,015,685.

Provision for income taxes

We made no provision for income taxes for the years ended December 31, 2010 and 2009 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net income

The net income increased by $61,484,915 from a net loss of $53,098,298 for the year ended December 31, 2009 to net income of $8,386,617 for the year ended December 31, 2010, primarily as a result of the decrease for the change in the fair value of the derivative liability of $24,888,310, a decrease in interest expense relating to the fair value of the convertible notes and other expenses of $8,015,685, a decrease in share based compensation of $15,144,172 and a decrease in the  loss of debt extinguishment of $12,038,787, all non-cash items.  The remaining amount of net income relates to operating revenues, offset by various operating expenses.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has negative working capital of $2,405,360, excluding the derivative liability of $7,652,022 and an accumulated deficit of approximately $47,522,668 at December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010 and December 31, 2009, the Company had a working capital deficit of $10,057,382 and $33,495,333 respectively.  The negative working capital in 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $7,652,022, short term debt of $543,164, accounts payable of $936,858 and other changes to various accounts totaling $925,338 and the negative balance in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $30,854,755, short term debt of $930,528, accounts payable of $1,120,020 and other charges to various accounts totaling $590,030.   The income of $8,386,617 for the year ended December 31, 2010 was comprised of expenses of $185,968 for research and development, $86,032 for sales and marketing, $153,928 for share based compensation expense for stock options, and offset by a net decrease of $11,565,576 resulting from the change in fair value of derivative liability relating to the convertible notes and fair value of the warrants and interest, and the balance for working capital relating to general and administrative expenses.  The net loss of $53,098,298 for the year ended December 31, 2009 was comprised of $921,392 for research and development, $756,676 for sales and marketing, $15,298,100 for share based compensation expense for stock options, $33,377,206 of interest, loss on debt extinguishment and change in fair value of derivative liability relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  Cash received from financing activities for the year ended December 31, 2010 and 2009 totaled $2,217,000 and $3,490,229 respectively, resulting primarily from funding from the issuance of convertible notes payable.

The Company has funded its operations to date through the private offering of debt and equity securities.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital. We currently anticipate that we will need substantial cash and liquidity for operations for the next 12 months and we do not have sufficient cash on hand to meet this requirement. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead, integration of acquisitions and working capital purposes.

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

Contractual Obligations

The Company exchanged 12% convertible notes of the Company for its own 9% convertible notes during the first quarter of 2009 as a part of the merger transaction with the Company.  The new notes are convertible into common shares of the Company’s stock at a conversion price $0.50 per share, as such conversion price is subject to adjustment as provided in the convertible notes.  In addition, for each share of common stock into which such notes can convert, the note holder received one warrant at an exercise price of $0.75, as such exercise price is subject to adjustment as provided in the warrants.  In addition, subsequent to the reverse merger transaction on February 11, 2009, the Company issued new 9% convertible notes and warrants in 2009 with the same terms and conditions described above.

Though out the year ended December 31, 2010, the Company issued eighteen convertible notes to St. George Investments, LLC, an Illinois limited liability company in the amount of $2,750,000. The notes are convertible anytime after the date of the note at the lower of (i) average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth on the Conversion Notice or (ii) 50% of the VWAP over the five (5) trading days immediately preceding the date set forth in the Conversion Notice.  Full text of these agreements are attached as exhibits on the Forms 8K filed after the close of the transactions.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with these transactions.

Effective as of January 19, 2011, the Company closed a financing transaction under a Note Purchase Agreement with St. George Investments, LLC, an Illinois limited liability company which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500.  The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, loan to the Company an additional principal amount of up  to $455,000 pursuant to seven additional notes in the principal amount of $65,000 each on or about each two week anniversary of the issuance of the first note during the seven consecutive two week periods immediately following such issuance of the First Note, for a total aggregate additional net amount of $350,000 (after deducting the original issue discount amounts of $15,000 for each additional note).

Effective as of March 21, 2011, the Company executed a Purchase and Exchange Agreement (the “First Exchange Agreement”) with St. George Investments, LLC, an Illinois limited liability company (the “Investor”) pursuant to which, among other things, the Company agreed to exchange 4 outstanding convertible promissory notes in the aggregate amount of $1,176,347 for a secured convertible promissory note in the amount of $1,176,347 (the “First Note”), and the Company executed a Purchase and Exchange Agreement (the “Second Exchange Agreement”) with the Investor pursuant to which, among other things, the Company agreed to exchange 14 outstanding convertible promissory notes in the aggregate amount of $1,430,441 for a secured convertible promissory note in the amount of $1,430,441 (the “Second Note”).  The First Note and Second Note are both secured by all of the assets of the Company pursuant to the terms of a Security Agreement for each of the First Note and Second Note.  The Company’s obligations under the First Note and Second Note are also guaranteed by the Company’s subsidiary, Helix Wind, Inc., pursuant to the terms of a Guaranty for each of the First Note and Second Note.

The First Exchange Agreement, Second Exchange Agreement, First Note, Second Note, Security Agreements and Guaranties are referred to herein as the “Exchange Agreements”.  The Exchange Agreements also contain representations, warranties and indemnifications by the Company and the Investor.

As consideration for the Exchange Agreements, Investor agreed to pay the Company the sum of $100,000 (which sum was not added to the balance of the notes), all existing defaults under the First Note and Second Note were waived and all covenants thereunder were reset according to the terms thereof.  Additionally, the First Note and Second Note have certain terms that are more favorable to the Company than the current terms of the original 18 notes which were exchanged, including a two-year term, an interest rate of 6% per annum, and an ability to extinguish the First Note and Second Note for the Company’s payment of $1,500,000 if paid within 90 days.

These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that are attached as exhibits on Forms 8-K for these transactions.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. The Company has appropriately evaluated its equipment and patents for impairment as of December 31, 2010 and 2009 and through each period and does not believe that the assets are impaired as of each reporting date. Management will continue to assess the valuation of its equipment and patents as it restructures.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2010, nor do we have any as of the date of this Form 10K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included beginning on page F-1 of this report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2010, the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

For the year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers as of the date of this report:

Name	Age	Positions and Offices Held
James Tilton	50	Chief Operating Officer
Kevin K. Claudio	54	Chief Financial Officer and Vice President

The business address of our officers and directors is c/o Helix Wind, Corp., 13125 Danielson Street, Suite 101, Poway CA 92064.  Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

James Tilton has been Chief Operating Officer and a member of the Board of Directors since March 11, 2011.  Mr. Tilton has served as the President, Treasurer, Secretary and director of SEA Tiger, Inc., an information technology company, since its inception in January 1999 until his resignation in 2005. Mr. Tilton was reappointed to these positions in 2009.  Mr. Tilton has also served as Chief Executive Officer, President, Secretary, Treasurer and sole director of NuMobile, Inc., a mobile computing technology company, since its formation in November 1999. From 1995 to 1996, Mr. Tilton was a stockbroker at Morgan Keegan. From 1997 to 1999, Mr. Tilton worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton also serves as a director of Girasolar, Inc. and World Series of Golf, Inc. Since February 2010 Mr. Tilton has also served as chief operating officer of Savanna East Africa, Inc. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville. The Company believes Mr. Tilton's experience as founder of SEA Tiger, Inc., in the securities industry and as a director of other public companies qualifies him to serve as a director of the Company.

Kevin K. Claudio has been Vice President and Chief Financial Officer of Helix Wind since December 1, 2008, and was a director of the Company from December 2, 2010 until March 11, 2011. For two years beginning in 2006, Mr. Claudio was the CFO of Remote Surveillance Technologies, a full service electronic security company with remote video monitoring.  From 2004 through 2005, he was the acting CFO for cVideo, a spin off of Cubic Corporation that developed software-based integrated digital video applications and surveillance and loss prevention systems solutions for commercial and security applications. Mr. Claudio, was previously the Vice President & CFO of a Titan subsidiary from 1999-2003. Mr. Claudio graduated from Fairmont State College in Fairmont, West Virginia with a Bachelor of Science Degree in Accounting and is a Certified Public Accountant (California-inactive).

Ian Gardner was the Chief Executive Officer and a director of the Company until his resignation effective March 8, 2010.  Scott Weinbrandt was the Chief Executive Officer and a director of the Company, after Mr. Gardner’s departure, until his resignation effective December 2, 2010.

 During the past five years none of our officers and directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity as director or an executive officer of us, and none of them have been affiliated with any company that been involved in bankruptcy proceedings.

Section 16(a) beneficial reporting compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock.  Copies of such reports are required to be furnished to us.  We are not aware of any instances in fiscal year ended December 31, 2010 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2010, and 2009 for services rendered to our Company in all capacities by all individuals who served as the principal executive officer or was acting in a similar capacity during the fiscal year ended December 31, 2010, regardless of compensation level. Other than such persons, there are no individuals who served as officers at December 31, 2010 or at any time during the year and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)

Ian Gardner(1)	2010 2009	33,333(2) 191,667(3)			4,338,325			31,250	64,583 4,529,992

Scott Weinbrandt (4)	2010 2009	207,292(5) 217,780(6)			7,245,176			46,533	253,825 7,462,956

Kevin Claudio	2010 2009	197,917(7) 167,708(8)			2,087,273			100,000	297,917 2,254,981

(1)	Ian Gardner was the Chief Executive Officer and a director of the Company until his resignation effective March 8, 2010.
(2)	Mr. Gardner was paid $33,333 in 2010 and $31,250 accrued in 2010 for vacation and board of director fees.
(3)	Mr. Gardner was paid $191,667 in 2009 and $29,166 accrued in 2009, a portion of which was paid on March 8, 2010 in connection with his Settlement Agreement.
(4)	Scott Weinbrandt was the Chief Executive Officer and a director of the Company until his resignation effective December 2, 2010.
(5)	Mr. Weinbrandt was paid $207,292 in 2010 and $46,533 accrued in 2010 for prior unpaid compensation and board of director fees.
(6)	Mr. Weinbrandt was paid $217,780 in 2009 which included payment of a past accrual of $26,114 and accrued $29,166 which was not paid.
(7)	Mr. Claudio was paid $197,917 in 2010 and $100,000 accrued for bonuses from prior and current year.
(8)	Mr. Claudio was paid $167,708 in 2009 and accrued $7,292 which was not paid.

We have no pension, annuity, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans, other than the Share Employee Incentive Stock Option Plan for 13,700,000 shares of common stock of the Company.

Except as otherwise may be provided in their individual agreements, each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

 Employment Agreements with Executive Officers

As of December 31, 2010, and as a result of the resignation of Ian Gardner and Scott Weinbrandt during 2010, the Company only had an employment agreement with Kevin Claudio.

The Company has an employment agreement with Mr. Claudio to serve as Chief Financial Officer, effective December 1, 2008, as amended January 26, 2009. Pursuant to the agreement, Mr. Claudio will receive compensation of $14,583.33 per month. In addition, Mr. Claudio is entitled to participate in certain benefit plans in effect for the Company employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  Mr. Claudio has also been granted an option to purchase 610,000 shares of the Company’s common stock pursuant to the Company’s new stock option plan upon the Company’s successful completion of $2 million in financing and a bonus of up to $50,000. The Company has entered into a new employment agreement with Kevin Claudio effective as of April 22, 2010.  The employment agreement has an initial term of three years, and supersedes his previous employment agreement.  Pursuant to the agreement, Mr. Claudio’s current base salary was $200,000 annually, subject to annual increases as provided in the agreement. Mr. Claudio is also entitled to participate in the Company’s incentive compensation plan, if any, and to receive an annual bonus of $50,000 upon completion of phase three of the Company’s operational plan within 2010, and to receive annual bonuses thereafter at the discretion of the Board of Directors.  In addition, Mr. Claudio is entitled to participate in certain benefit plans in effect for the Company employees, as well as vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  In connection with the agreement, Mr. Claudio was granted an option to purchase 1,400,000 shares of the Company’s common stock under the Company’s stock option plan at an exercise price equal to the closing price of the Company’s shares on April 22, 2010 and has vesting terms consistent with other senior management terms.  Mr. Claudio is also entitled to a severance payment if employment with the Company is terminated with or without cause, or if Mr. Claudio voluntarily terminates his employment.

The Company does not have an employment agreement at this time with Mr. Tilton.

Director Compensation

Messrs. Gardner and Weinbrandt each entered into Board of Directors Service and Indemnification Agreements with the Company, pursuant to which, each of them were entitled to receive an annual stipend of $10,000 annually to be paid on a quarterly basis of $2,500 and an option to purchase 25,000 shares of the common stock of the Company for their service on the Board of Directors.   Under their respective agreement, each of them was also entitled to additional stipends of $5,000 per year if serving as Chairman of the Board of Directors, $2,500 per year if serving as Chairman of any committee of the Board of Directors and further compensation upon an initial public offering.  The Company’s compensation obligations under Mr. Gardner’s Board of Directors and Service and Indemnification Agreement were terminated as of March 8, 2010 in connection with the Settlement Agreement. The Company’s compensation obligations under Mr. Weinbrandt’s Board of Directors and Service and Indemnification Agreement were terminated as of December 2, 2010 in connection with his resignation from the Company

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the fiscal year ended December 31, 2010. Other than as set forth below and the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during the fiscal year ended December 31, 2010.

2010 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Hoffman (3)	$0		246,518(2)				246,518
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

The table below discloses for each non-employee director the aggregate number of shares of our common stock subject to option awards outstanding at 2009 fiscal year end:

Gene Hoffman	300,000(2)

(2)	As of December 31, 2009, 75,000 of these options were vested. On March 8, 2010, the remaining 225,000 options expired in connection with his resignation.

(3)	Mr. Hoffman’s Board of Directors and Service and Indemnification Agreement was terminated as of March 8, 2010 in connection with his resignation from the Board of Directors.

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

Leadership Structure

The chairman of our board of directors also served as our chief operating officer. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure is appropriate and effective in light of the limited number of individuals in our management team and that we currently only have one director. Our board of directors believes having a single individual serve as both chairman and chief operating officer provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy. Our board of directors also believes that there is a high degree of transparency among the board of directors and company management.

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

Meetings

Our board of directors held regularly scheduled monthly meetings during fiscal year 2010 and special BOD meetings as appropriate throughout 2010 to address business issues as they arose.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our board of directors.

Committees of Our Board of Directors

The Board of Directors has no nominating, or compensation committee, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among members of management or the Board of Directors of the Company.

Director Nomination Process

The formal process used during fiscal year 2010 was for existing Board of Directors members and executive management including officers of the company to nominate and elect Board of Director members.   In evaluating director nominees, our board of directors will consider, among others, the following factors:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock (1) by each person who is known by us to beneficially own more than 5% of Common Stock, (2) by each of the named executive officers and directors; and (3) by all of the named executive officers and directors as a group, as of March 31, 2011.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Helix Wind, Corp., 13125 Danielson Street, Suite 101, Poway, CA 92064.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Kevin Claudio	Common Stock	1,766,710(3)	0.001%

All Officers and Directors	Common Stock	1,766,710	0.001%
As a Group (1 person)

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Each percentage is based upon the total number of shares outstanding at March 31, 2011, which is 1,750,000,000, and the total number of shares beneficially owned and held by each individual at March 31, 2011, plus the number of shares that such individual has the right to acquire within 60 days of March 31, 2011.

(3) Includes 438,710 shares as to which Mr. Claudio has sole voting and investment power; and 1,328,000 shares that may be acquired through exercise of stock options.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

The outstanding shares of Common Stock are validly issued, fully paid and non-assessable.  There are currently 1,750,000,000 shares of Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 9, 2009, the Company adopted the 2009 Equity Incentive Plan authorizing the Board of Directors or a committee to issue options exercisable for up to an aggregate of 13,700,000 shares of common stock. The table below sets forth information as of December 31, 2010, with respect to compensation plans under which our common stock is authorized for issuance:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
7,700,000	$0.01	6,000,000

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

Warrants

As of December 31, 2010, the Company has issued warrants to investors to purchase an aggregate of 12,994,028 shares of common stock. The warrants expire five years after their issuance and are each exercisable into a share of common stock at an exercise price of ranging from $0.75 to $1.25 per share, which exercise prices are subject to adjustment as provided in the warrants.

Convertible Securities

As of December 31, 2010, the Company has outstanding an aggregate principal balance of $959,560 of 9% Convertible Notes. The Notes mature in January of 2012 and are convertible at the option of the Company or the holder at a conversion rate of $0.50, which conversion rate is subject to adjustment as provided in the Notes.  There was also one convertible note payable related party at December 31, 2010  totaling $144,837 that matures on August 22, 2012 and has a conversion rate of $0.50.

In addition, the Company issued convertible notes to St. George Investments, LLC throughout the year 2010 that have an outstanding aggregate principal balance of $2,095,522 as of December 31, 2010.  In addition, as described above in “ITEM 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Financings,” the Company as issued additional convertible notes to St. George during first quarter 2011.

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

The Company’s bylaws provide that the Company will indemnify any of its officers or directors who is a party or is threatened to be made a party to any suit by reason of his being a director or officer, if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  However, indemnification will not be made for any claims to which such a person has been adjudged by a court of competent jurisdiction to be liable to the Company, unless and only to the extent that the court determines the person is fairly and reasonably entitled to indemnity for such expenses.

The Company has entered into indemnification agreements with Mr. Ian Gardner (the Company’s former CEO – resigned March 8, 2010) and Mr. Scott Weinbrandt (the Company’s former CEO – resigned December 2, 2010) which provide that the Company will indemnify each of them to the fullest extent permitted by law, and as soon as practicable, against all expenses, judgments, fines, penalties and amounts paid in settlement of any claim to which such party was or is a party or other participant in because of his role as a director, officer or other agent of the Company, and which may be indemnified under applicable Nevada law.

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

Ian Gardner and Scott Weinbrandt have entered into Board of Directors Service and Indemnification Agreements with the Company, which terms include the payment of compensation to them for their service as directors.  See the “Director Compensation” section.  Ian Gardner, Kevin Claudio and Scott Weinbrandt have also entered into employment agreements with the Company, which terms include the payment of compensation to them for their employment with the Company.  See the “Executive  Compensation” section.   Mr. Gardner’s Board of Directors Service and Indemnification Agreement and Employment Agreement were both terminated as of March 8, 2010 in connection with his resignation and Separation Agreement and Release.  Mr. Weinbrandt’s Board of Directors Service and Indemnification Agreement and Employment Agreement were both terminated as of December 2, 2010 in connection with his resignation from the Company.

Scott Weinbrandt entered into an agreement with the Company regarding his service on the Company’s board of advisors, which has since been terminated.   Mr. Weinbrandt  received 205,463 shares of the Company’s Common Stock under this agreement.  Mr. Weinbrandt resigned from the Company effective December 2, 2010.

The Company has a Lease dated September 19, 2008 for the Company’s headquarters in San Diego with Brer Ventures, LLC (“Brer”).  The monthly lease payment is $7,125.  Ian Gardner, the former CEO and a director of the Company, owns 50% of Brer.  The Company terminated the lease as of April 30, 2010.

As of December 31, 2009, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.  As of December 31, 2010, this balance is $0.

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

The Company has an outstanding indebtedness to East West Consulting, Ltd. in the amount of $237,505,as of March 31, 2011. The president of East West Consulting was the vice president of manufacturing of the Company.

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

The following table presents the fees billed for professional services rendered by each of Squar Milner and Anton & Chia, for the audits of our annual financial statements and audit-related matters for the years ended December 31, 2010 and December 31, 2009, respectively. All fees related to fiscal year 2010 were paid to Anton & Chia.

	FY2010 ($)	FY2009 ($)
Audit fees and professional services	$51,527	$189,396

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

10.25	Convertible Secured Promissory Note dated as of January 27, 2010, in the aggregate principal amount of $780,000 issued to St. George Investments, LLC (12)
10.26	Warrant to purchase shares of common stock of Helix Wind, Corp. (12)
10.27	Stock Pledge Agreement is entered into as of the 27th day of January, 2010 by and between St. George Investments, LLC and Ian Gardner (12)
10.28	Amendment to Note and Warrant Purchase Agreement, dated as of February 4, 2010, by and between the Company and St. George Investments, LLC (13)

10.29	Note Purchase Agreement dated March 5, 2010 (14)
10.30	Convertible Secured Promissory Note dated March 5, 2010 (14)
10.31	Separation Agreement dated March 8, 2010 (14)
10.32	Convertible Note dated February 28, 2010 (14)
10.33	Amendment No. 3 to Placement Agent Agreement dated March 8, 2010 (14)
10.34	Note and Warrant Purchase Agreement dated March 30, 2010 (15)
10.35	Convertible Secured Promissory Note dated March 30, 2010 (15)
10.36	Warrant to Purchase Shares of Common Stock dated March 30, 2010 (15)
10.37	Form of Additional Note (15)
10.38	Form of Additional Warrant (15)
10.39	Registration Rights Agreement dated March 30, 2010 (15)
10.40	Consent to Entry of Judgment by Confession dated March 30, 2010 (15)
10.41	Irrevocable Transfer Agent Instruction Letter dated March 30, 2010 (15)
10.42	Pledge Agreement dated March 30, 2010 (15)
10.43	Settlement Agreement and Mutual Release dated March 30, 2010 (15)
10.44	Escrow Agreement dated March 30, 2010 (15)
10.45	Employment Agreement with Scott Weinbrandt (16)
10.46	Employment Agreement with Kevin Claudio (16)
10.47	Amendment No. 4 to Placement Agency Agreement (17)
10.48	Note and Warrant Purchase Agreement dated August 10, 2010 (18)
10.49	Convertible Secured Promissory Note dated August 10, 2010 (18)
10.50	Consent to Entry Judgment by Confession dated August 10, 2010 (18)
10.51	Irrevocable Transfer Agent Instruction Letter dated August 10, 2010 (18)
10.52	Note and Warrant Purchase Agreement dated January 11, 2011 (19)
10.53	Form of First Note and Additional Note (19)
10.54	Consent to Entry Judgment by Confession dated January 11, 2011 (19)
10.55	Irrevocable Transfer Agent Instruction Letter dated January 11, 2011 (19)
10.56	Purchase and Exchange Agreement dated March 21, 2011 (20)
10.57	Purchase and Exchange Agreement dated March 21, 2011 (20)
10.58	Secured Convertible Promissory Note dated March 21, 2011 (20)
10.59	Secured Convertible Promissory Note dated March 21, 2011 (20)
10.60	Security Agreement dated March 21, 2011 (20)
10.61	Security Agreement dated March 21, 2011 (20)
10.62	Guaranty Agreement dated March 21, 2011 (20)
10.63	Guaranty Agreement dated March 21, 2011 (20)
10.64	Forebearance Agreement dated March 21, 2011 (20)
31.1	Certification by Principal Executive Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*
31.2	Certification by Principal Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934.*
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*
___________________
(1)	Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on January 28, 2009.
(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on June 1, 2006.
(3)	Incorporated by reference from the Company’s Form 8-K filed April 24, 2009
(4)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 2 filed on June 1, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed February 11, 2009
(6)	Incorporated by reference from the Company’s Form 8-K filed April 3, 2009
(7)	Incorporated by reference from the Company’s Form 8-K filed June 17, 2009
(8)	Incorporated by reference from the Company’s Form 8-K filed July 15, 2009
(9)	Incorporated by reference from the Company’s Form 8-K filed August 6, 2009
(10)	Incorporated by reference from the Company’s Form 8-K filed September 3, 2009
(11)	Incorporated by reference from the Company’s Form 8-K filed September 15, 2009
(12)	Incorporated by reference from the Company’s Form 8-K filed February 8, 2010
(13)	Incorporated by reference from the Company’s Form 8-K filed February 10, 2010
(14)	Incorporated by reference from the Company’s Form 8-K filed March 11, 2010
(15)	Incorporated by reference from the Company’s Form 8-K filed April 6, 2010
(16)	Incorporated by reference from the Company’s Form 8K filed April 27, 2010
(17)	Incorporated by reference from the Company’s Form 8K filed August 5, 2010
(18)	Incorporated by reference from the Company’s Form 10Q filed August 11, 2010
(19)	Incorporated by reference from the Company’s Form 8K filed January 25, 2011
(20)	Incorporated by reference from the Company’s Form 8K filed March 23, 2011

*      Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helix Wind, Corp. (Registrant)

Date: March 31, 2011	/s/ Kevin Claudio
	By:	Kevin Claudio
	Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ JAMES TILTON James Tilton	Chief Operating Officer, and Director (Principal Executive Officer)	March 31, 2011

/s/ KEVIN CLAUDIO Kevin Claudio	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Helix Wind, Corp.

We have audited the accompanying consolidated balance sheets of Helix Wind, Corp. (the "Company"), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helix Wind, Corp. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $47,522,668 at December 31, 2010. As discussed in Note 2 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which Company is profitable. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
March 31, 2011

HELIX WIND, CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$87,395	$-
Accounts receivable, net	-	44,861
Related party receivable	-	3,356
Inventory	-	202,119
Prepaid expenses and other expenses	2,475	10,600
Total current assets	89,870	260,936

EQUIPMENT, net	291,981	414,668
PATENTS	79,916	63,930

Total assets	$461,767	$739,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$936,858	$1,120,020
Accrued compensation	291,117	350,264
Accrued interest	380,977	401,057
Accrued other liabilities	94,404	11,493
Accrued taxes	16,114	-
Deferred revenue	34,494	28,244
Related party payable	-	59,904
Short term debt	543,164	930,528
Convertible notes payable to related party, net of discount	144,837	-
Convertible notes payable, net of discount	53,265	4
Derivative liability	7,652,022	30,854,755
Total current liabilities	10,147,252	33,756,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 1,021,482,054 and 39,256,550, shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,148	3,926
Additional paid in capital	37,735,035	22,888,624
Accumulated deficit	(47,522,668)	(55,909,285)
Total stockholders’ deficit	(9,685,485)	(33,016,735)

Total liabilities and stockholders’ deficit	$461,767	$739,534

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUE	$104,957	$1,239,374

COST OF SALES	73,798	950,046

GROSS MARGIN	31,159	289,328

OPERATING EXPENSES
Research and development	278,068	1,343,052
Selling, general and administrative	2,931,250	18,666,568
Total operating expenses	3,209,318	20,009,620

LOSS FROM OPERATIONS	(3,178,159)	(19,720,292)

OTHER INCOME (EXPENSE)
Interest income	436	81
Interest expense	(12,115,307)	(22,344,073)
Loss on debt extinguishment	-	(12,038,787)
Change in fair value of derivative liability	25,893,884	1,005,573
Loss on acquisition termination	(2,158,591)	-
Lawsuit settlement costs	(54,846)	-
Total other income (expense)	11,565,576	(33,377,206)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,387,417	(53,097,498)

PROVISION FOR INCOME TAXES	(800)	(800)

NET INCOME (LOSS)	$8,386,617	$(53,098,298)

NET INCOME (LOSS) PER SHARE - BASIC	$0.04	$(1.58)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.00	$(1.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	237,584,603	33,523,571
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	1,750,000,000	33,523,571

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)
Stock issued upon reverse merger	16,135,011	1,614	(68,028)	-	(66,414)
Share based payments	-	-	15,298,100	-	15,298,100
Stock issued upon note conversion	753,632	75	1,654,491	-	1,654,566
Stock issued upon note conversion and warrant exercise	1,718,217	172	5,731,026	-	5,731,198
New stock issuance	103,607	10	(10)	-	-
Net loss	-	-	-	(53,098,298)	(53,098,298)
BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)
Share based payments	-	-	153,928	-	153,928
Stock issued upon note conversion and warrant exercise	921,071,430	92,107	11,347,272	-	11,439,379
New stock issuance	61,154,074	6,115	3,345,211	-	3,351,326
Net income	-	-	-	8,386,617	8,386,617

BALANCE – December 31, 2010	1,021,482,054	$102,148	$37,735,035	$(47,522,668)	$(9,685,485)

(1)
The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction.  See note 2.

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,386,617	$(53,098,298)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	122,687	146,522
Allowance for doubtful accounts	39,036	36,607
Reserve for inventory obsolescence	88,564	-
Loss on ARE agreement termination	2,158,591	-
Gain on issuance of stock for company expenses	(416)	-
Amortization of debt discount	54,562	-
Write off of debt discount on converted debt	3,840,082	700,232
Stock based compensation expense	153,928	15,298,100
Change in fair value of derivative warrant liability	(25,893,884)	(1,005,600)
Interest recorded in relation to the derivative liability	5,999,409	21,614,066
Loss on debt extinguishment	-	12,038,787
Issuance of a note in lieu of expenses incurred on behalf of the Company	-	28,164
Issuance of stock for accounts payable	178,970	-
Issuance of stock for consulting services	360,000	-
Issuance of stock for note amendment	4,000	-
Issuance of stock for fund raising	577,000	-
Issuance of stock for payment of debt	1,887,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,825	(81,468)
Related party receivable	3,356	-
Inventory	113,555	203,976
Prepaid NRE tooling	-	21,734
Other current assets	5,517	40,992
Accounts payable	(110,462)	926,080
Accrued compensation	102,357	201,170
Accrued interest	316,138	245,740
Deferred revenue	6,250	(345,354)
Accrued other liabilities	4,616	(1,299)
Accrued taxes	-	(10,156)
Related party payable	(59,904)	37,471
Net cash used in operating activities	(1,656,606)	(3,002,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(373,673)
Patents	(13,378)	(45,002)
Cash used in investing activities	(13,378)	(418,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from merger with Clearview	-	270,229
Proceeds from short term notes payable	130,000	790,000
Principal payments on short term notes	(459,621)	(75,000)
Proceeds from convertible notes	2,087,000	2,430,000
Net cash provided by financing activities	1,757,379	3,415,229

NET INCREASE (DECREASE) IN CASH	87,395	(5,980)

CASH BALANCE – beginning of year	-	5,980

CASH BALANCE – end of year	$87,395	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of 12% notes to 9% notes	$-	$2,047,214
Conversion of convertible debt to non-convertible debt	$-	$187,365
Convertible notes in lieu of payables	$-	$291,057
Debt discount on embedded conversion features	$-	$4,893,033
Conversion of accrued interest to convertible debt	$-	$199,439
Common stock issued upon merger with Clearview	$-	$1,614
Net liabilities assumed in Clearview merger	$-	$66,414
Accrued interest on convertible notes payable converted to additional paid in capital	$316,218	$-
Financing charge for violation of St. George note	$960,500	$-
Issuance of convertible note in lieu of liabilities owned to former CEO	$144,837	$-
Interest charge for penalty in violation of short term debt	$20,000	$-
Reclass of derivative liability to additional paid in capital due to conversion of notes payable	$4,072,146	$-
Escrow of shares for former employee related to St. George bridge financing	$480	$-
Conversion of convertible notes payable to additional paid in capital	$3,603,457	$-
Conversion of warrants to additional paid in capital	$738,012	$-
Conversion of convertible notes and warrants into common stock and new issues	$98,222	$214

The accompanying notes are an integral part of these consolidated financial statements.

 HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s  consolidated financial statements.  Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Reverse Merger Accounting

Since former Subsidiary security holders owned, after the Merger, approximately 80% of Helix Wind’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Subsidiary, the Subsidiary is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements reflect the historical results of Subsidiary prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Helix Wind (formerly Clearview Acquisitions, Inc.) prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received cash of $270,229 and assumed net liabilities of $66,414.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

 HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $48,000,000 and $56,000,000 at December 31, 2010 and 2009 respectively, with recurring losses from operations and negative cash flow from operating activities from inception to December 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2009 and for the year ended December 31, 2010, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide working capital to finance the Company’s operating and investing activities.  As disclosed in the Form 8K filed with the SEC on January 25, 2011, the Company closed a financing transaction under a note and purchase agreement with St. George Investments, LLC.   Currently, the transaction has resulted in funding of $150,000 with the potential to receive an additional $250,000 over the next 90 days. In addition, as disclosed in the Form 8K filed with the SEC on March 23, 2011, the Company closed a financing transaction under a note and purchase agreement with St. George Investments, LLC that resulted in funding of $100,000.    The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops its estimate of this allowance based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment.  Actual collections may differ from these estimated amounts.  Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.  The balance in the allowance for doubtful accounts is $72,643 and $36,607 as of December 31, 2010 and 2009, respectively.

 HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventory

The Company has historically contracted with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At December 31, 2010, the Company’s inventory totaled $0 as an inventory reserve for $88,564 was recorded for the inventory at various suppliers.  At December 31, 2009, inventory at various suppliers or at the Company totaled $202,119. In addition, the Company makes progress payments to East West for inventory being manufactured but not yet completed in the form of prepaid inventory.  There was no prepaid inventory at December 31, 2010 or 2009.  On January 23, 2011, the Company received notice from East West that East West deems the Professional Services Agreement dated June 14, 2008 between the Company and East West to be “null and void” due to the Company's past due amounts owed to East West and not being able to resolve at this time.

Impairment of Long-Lived Assets

Long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at December 31, 2010 or 2009.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of December 31, 2010 and 2009 is recognized as fixed assets and being depreciated over 5 years. Tooling that has been partially paid for as of December 31, 2010 and 2009 is recognized as a prepaid expense. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

Advertising

The Company expenses advertising costs as incurred.  During the year ended December 31, 2010 and 2009, the company expensed $9,615 and $44,896, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.  For the year ended December 31, 2010 and 2009, research and development costs incurred were $278,068 and $1,343,052, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company had deferred revenue of $34,494 and $28,244 as of December 31, 2010 and 2009, respectively, relating to deposits received for unshipped units.

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

Income Taxes

In July 2009, ASC 740, Income Taxes, establishes single model to address accounting for uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of ASC-740.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.

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
For the Years Ended December 31, 2010 and 2009

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

FINANCIAL INSTRUMENTS   The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input		Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
Assets:
Cash	$87,395	$-	$-	$87,395	$-	$-	$-	$-
Total assets	$87,395	$-	$-	$87,395	$-	$-	$-	$-

Liabilities:
Short term debt	$543,164	$-	$-	$543,164	$930,528	$-	$-	$930,528
Convertible notes, net	198,102	-	-	198,102	4	-	-	4
Derivative liability	-	7,652,022	-	7,652,022	30,854,755	-	-	30,854,755
Total liabilities	$741,266	$7,652,022	$-	$8,393,288	$31,785,287	$-	$-	$31,785,287

The carrying value of the Company’s short term debt and convertible notes payable, net of discount for years ending December 31, 2010 and 2009, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.

The carrying value of the derivative liability is considered to approximate fair market value, as the assumptions used in its valuation are based on observable indirect inputs of variable reference rates and volatilities.

The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

Basic and Diluted Loss per Share

The Company calculates basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented.

Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of December 31, 2010, the diluted common stock equivalents totaled 1,750,000,000 which equals the total authorized common shares for the Company.  We incurred a net loss for year ended December 31, 2009, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as the effect would be anti-dilutive for the period.  As of December 31, 2009, all potentially dilutive common stock equivalents not included in diluted loss per share as they would be anti-dilutive amount to 26,257,314.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Recently Adopted Accounting Pronouncements

In October 2009, The FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer.  The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverable using the relative selling price method.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material effect to our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material effect to our consolidated financial statements.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2010, there was no related party receivable.  At December 31, 2009, the Company had a related party receivable from a Company director for $3,356. The receivable carried no interest and is due on demand.

At December 31, 2009, the Company had an unsecured related party payable to Fidelis Charitable Trust bearing no interest, payable on demand, in the amount of $59,904.  The Company’s former Chief Executive Officer is a 50% trustee of the trust.

As of December 31, 2010, the Company had a convertible note payable to a related party for $144,837.   Such note is held by the Company’s former Chief Executive Officer.  At December 31, 2009, convertible notes payable to related parties were $175,365.  Such notes were held by the Company’s Chief Executive Officer and a shareholder founder of the Company.  Such notes did not convert and remained as part of the 12% convertible debt.

4.	EQUIPMENT

Equipment consisted of the following as of December 31, 2010 and December 31, 2009:

	2010	2009

Equipment	$49,260	$49,260
NRE tooling	424,903	424,903
Test facility	83,477	100,560
Leasehold improvements	10,254	10,254
Web site development costs	13,566	13,566
	581,460	598,543
Accumulated depreciation	(289,479)	(183,875)

	$291,981	$414,668

5.	DEBT

Short Term Debt

Short term debt was $543,164 as of December 31, 2010 and $930,528 at December 31, 2009.

At December 31, 2010, this included two promissory notes from non-related parties totaling $95,000.  The promissory notes have an interest rate of 20% and were extended in the first quarter 2010.  In addition, short term debt includes $348,164 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at December 31, 2010) plus 1%.

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

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

5.	DEBT (Continued)

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $3,199,919 as of December 31, 2010 as described below.  In connection with the convertible notes payable issued, the Company issued an aggregate of 15,797,888 warrants. As of December 31, 2010, the outstanding warrants were 12,994,028.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price, if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	$859,560	$(809,656)	$49,904	$-
Reverse Merger Notes	100,000	(96,639)	3,361	-
New Convertible Notes	2,240,359	(2,095,522)	-	144,837
	$3,199,919	$(3,001,817)	$53,265	$144,837

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

During the year ended December 31, 2010, $1,451,582 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2010, there was $49,904 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2010, $100,000 of the Reverse Merger Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2010, there was $3,361 amortized under this amortization method.

New Convertible Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2010, $1,978,175 of the New Convertible Notes were converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2010 there was $24,886 amortized under this amortization method.  All of the new convertible notes, with the exception of those issued to St. George Investments, have been converted and the remaining unamortized discount has been charged to interest expense on the accompanying statement of operations.  There has been no amortization under the effective interest method related to the St. George notes.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

5.	DEBT (Continued)

During the year ended December 31, 2010, the Company’s activity related to convertible notes payable issued to St. George Investments is as follows:

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

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

5.	DEBT (Continued)

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

During the period ended June 30, 2010, the Company violated the March 30, 2010 note covenants and incurred a triggering event on April 23, 2010.  The violation was a failure to maintain a minimum volume weighted average stock price.  As a result of the violation, the principal balance increased by $194,875.  The Company increased both the principal balance and related discount as an additional finance costs that would be amortized using the effective interest method over the life of the note.

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

During the period ended September 30, 2010, the Company violated note covenants and incurred a triggering events on July 22, 2010.  The violation was a failure to maintain a minimum volume weighted average stock price.  As a result of the violation, the principal balance increased by $162,500.  The principal balance of these notes was increased from $520,000 to $682,500.  The Company increased both the principal balance and related discount as an additional finance costs that would be amortized using the effective interest method over the life of the note.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

5.	DEBT (Continued)

During the period ended December 31, 2010, the Company issued five convertible notes to St. George Investments in the amount of $390,000. The notes issued in the current period are convertible anytime after the date of the note at the lower of (i) average volume-weighted average price (the “VWAP”) for the three (3) trading days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth on the Conversion Notice or (ii) 50% of the VWAP over the five (5) trading days immediately preceding the date set forth in the Conversion Notice. The Company determined that the embedded conversion feature was a derivative liability based on its variable conversion terms.  See Note 6 for disclosure on derivative liabilities. The Company recorded a discount on the convertible note of $90,000 based on the initial issuance cost (discussed below).

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

During the period ended December 31, 2010, the Company violated the August and September note covenants as well as the October, November and December note covenants and incurred two triggering events on October 12, 2010 and December 16, 2010.  The violation was a failure to maintain a minimum volume weighted average stock price.  As a result of the violation, the principal balance increased by $66,875 and $97,500 on October 12, 2010 and December 16, 2010, respectively.  The Company increased both the principal balance and related discount as an additional finance costs that would be amortized using the effective interest method over the life of the note.

As of December 31, 2010, the St. George notes had a balance of $2,095,522.

Other Convertible Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2010, $75,000 of the Other Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company amortized the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2010, all notes under this category were converted.  As of December 31, 2010, the balance of other notes was $0.

Convertible Notes Payable, Related Party, net of discount

During the year ended December 31, 2010, the Company issued a convertible note payable to Ian Gardner, a former officer of the Company.  The note has a principal balance of $144,837 and is convertible into common stock of the Company at a rate of $0.50.  The note accrues interest at a rate of 9% per annum and all principal and accrued interest is due on August 22, 2012.  The convertible feature on this convertible note payable does not contain any re-set features and is convertible at fixed rates.

The Company analyzed this note for possible discounts on the conversion feature and concluded there is no beneficial conversion feature since the stock price on the date of issuance is less than the conversion rate of $0.50.  The stock price on the date of issuance was $0.20.

Warrants

At December 31, 2010, the fair value of all warrants issued in connection with convertible notes payable is estimated to be $0.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.32% - 2.69%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of 1.32%; volatility of 59% and expected dividend yield of zero.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

6.	DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of warrants and convertible notes payable with embedded conversion features.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.  The Company also issued convertible notes payable with variable conversion rates.

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

Derivative Liability - Embedded Conversion Features

During the year ended December 31, 2010, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $3,219,766. During the year ended December 31, 2010, $3,604,757 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $4,070,148 was re-classed to additional paid in capital on the date of conversion in the accompanying statements of shareholders’ deficit.  During the year ended December 31, 2010, the Company recognized a gain of $11,231,285 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $4,120,059 at December 31, 2010.

Derivative Liability - Warrants

During the year ended December 31, 2010, the Company recorded a derivative liability of $747,669 for the issuance of warrants.  During the year ended December 31, 2010, 1,468,660 warrants were exercised on a cashless basis.  The Company performed a final mark-to-market valuation for the derivative liability associated with the exercised warrants and the fair value carrying amount of the derivative liability on the date of exercise of $738,112 was reclassified to additional paid in capital in the accompanying statement of shareholders’ deficit.  During the year ended December 31, 2010, the Company recognized a gain of $14,662,585 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the warrants in the accompanying statement of operations.  The value of the derivative liability associated with the warrants was $0 at December 31, 2010.

Derivative Liability – Shares in excess of authorized amount

During the fourth quarter of 2010, the Company determined that, based on the re-set provisions included in the equity linked instrument contracts issued by the Company and the variable nature of the conversion terms included in the convertible notes payable contracts issued to St. George Investments, which triggers the re-set provisions in all equity linked contracts outstanding, the potential dilution that existed at December 31, 2010 was in excess of the authorized amount of common shares.  The Company determined, based on the stock price at year end, the equivalent shares for all outstanding instruments, if exercised and / or converted at December 31, 2010, is 7,455,808,642 shares including what is already outstanding at December 31, 2010.  The amount of equivalent shares in excess of the Company’s authorized amount is 5,705,808,642.  The Company recorded a derivative liability based on the fair value of the excess share equivalent amount at December 31, 2010 of $3,531,976.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

6.	DERIVATIVE LIABILITIES (Continued)

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2009	$30,854,755
Issuance of derivative financial instruments	7,499,411
Conversion or cancellation of derivative financial instruments	(4,808,260)
Mark-to-market adjustment to fair value at December 31, 2010	(25,893,884)
December 31, 2010	$7,652,022

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the derivative liabilities as of December 31, 2010:

December 31, 2010
Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

7.	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	For the Year Ended December 31
	2010	2009
Federal Statutory Rate	34.00%	34.00%
State Tax, Net of Federal Benefit	9.00%	8.96%
Valuation Allowance	(43.00%)	(43.00%)
Effective Income Tax Rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) using the Company’s effective tax rate are as follows:

	For the Year Ended December 31
	2010	2009
Loss Carryforwards	$47,522,668	$54,197,000
Less – Valuation Allowance	(47,522,668)	(54,197,000)
State Tax, Net of Federal Benefit	$-	$-

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

7.	INCOME TAXES (Continued)

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

At December 31, 2010 and 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for  the years ended December 31, 2010 and 2009.

Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2010 and 2009.

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

December 31, 2010
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

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

8.	STOCK BASED COMPENSATION (Continued)

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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At December 31, 2010, the Company expects all remaining awards issued will be fully vested over the expected life of the awards.  During the year ended December 31, 2010, 6,351,240 employee options were forfeited. The Company made no adjustment for compensation previously recognized on these forfeitures as these awards were vested on the forfeiture date.

During the year ended December 31, 2010, the Company modified its stock option awards by re-pricing the options exercise price on April 22, 2010 from $0.50 to $0.10 and on June 14, 2010 from $0.10 to $0.01.  The Company accounted for these re-pricing modifications by measuring the difference between the fair value of the modified awards and the fair value of the original awards on the modification date.  The Company then recognized, over the remaining requisite service period, the incremental compensation cost as well as the remaining unrecognized compensation cost for the original award on the modification dates.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2010 is as follows:

	Number Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2009	11,051,240	$0.58
Granted	3,000,000	0.01
Exercised	-	-
Forfeited	(6,351,240)	0.37
Options outstanding at December 31, 2010	7,700,000	$0.01

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Outstanding	Exercisable

Number of shares	7,700,000	6,568,263
Weighted average remaining contractual life	3.52	3.41
Weighted average exercise price per share	$0.01	$0.01
Aggregate intrinsic value (December 31, 2010 closing price of $0.0011)	$-	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of December 31, 2010 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $153,928 for the year ended December 31, 2010.

The amount of unrecognized compensation cost related to non-vested awards at December 31, 2010 was $331,232.  The weighted average period in which this amount is expected to be recognized is 3.12 years.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

8.	STOCK BASED COMPENSATION (Continued)

Stock options outstanding and exercisable at December 31, 2010, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Exercisable

$0.01 $0.50	7,700,000	$0.01	3.52 yrs	6,568,263	$0.01	3.41 yrs

	7,700,000	$0.01	3.52 yrs	6,568,263	$0.01	3.41 yrs

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Although the Company does not know the exact amount of dilution which may occur, the weighted average number of common shares outstanding on a diluted basis which would result from the conversion or exercise of all outstanding convertible notes, warrants and options is 1,750,000,000 as reported in the December 31, 2010 financial statements.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, California, 92064.  The license period is on a month-to-month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a current rate of $3,230 per month.  The Company has extended the license period on a month to month basis at the same rate through May 31, 2011 with the landlord.

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

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.  The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years with no increase in rent during the renewal periods.  The lease was renewed November 1, 2009 and is currently on a month to month basis.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

10.	COMMITMENTS AND CONTINGENCIES (Continued)

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West of $16,270 expired in June 2010. The Company paid $0 and $130,160 in management fees to East West during the year ended December 31, 2010 and 2009, respectively.  The East West accounts payable was $0 and $89,485 at December 31, 2010 and 2009, respectively and the Company had a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling.  The Company will record the $237,505 as part of its inventory, tooling and other expenses when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2. On January 23, 2011, the Company received notice from East West that East West deems the Professional Services Agreement dated June 14, 2008 between the Company and East West to be “null and void” due to the Company's past due amounts owed to East West and not being able to resolve at this time.

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

On May 21, 2010, a complaint was filed by Ian Gardner, the Company's former CEO and a director, against the Company and a director and officer of the Company asserting causes of action against the defendants for breach of certain contracts, breach of the covenants of good faith and fair dealing, fraud in the inducement, intentional and negligent misrepresentation, alter ego and declaratory relief.  Mr. Gardner's suit seeks approximately $150,000 in stated damages as well as additional unstated damages.  The Company has accrued its anticipated obligation of approximately $95,000 in the financial statements as of December 31, 2010.  The Company has denied these allegations. This case is currently pending.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

10.	COMMITMENTS AND CONTINGENCIES (Continued)

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.   The Company did not respond to the lawsuit within the 30 day period required to respond.  On March 8, 2011, the Superior Court of California, County of San Diego granted Gordon & Rees LLP’s request for a default judgment in the amount of $110,938 in the previously announced lawsuit against the Company.  The Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

On October 6, 2010, the Company received notice issued from the Superior Court of the State of California, County of Orange, of a lawsuit filed by Bluewater Partners, S.A. (“Bluewater”) against the Company seeking damages in the amount of $647,254 relating to allegations that the Company breached its obligations to repay Bluewater under promissory notes issued by the Company.  The Company has promissory notes due to Bluewater recorded on its financials in the amount of $348,164 (before accrued interest), but does not believe any additional amounts are owed to Bluewater.  The Company does not have sufficient capital resources as of the date of this report to repay any amounts to Bluewater, and the Company has not responded to the lawsuit as of the date of this report.  On March 2, 2011, the Company received notice that the Superior Court of the State of California, County of Orange (the “Court”) had granted Bluewater Partners, S.A. (“Bluewater”) request for a default judgment in the amount of $647,254.18 in the previously announced litigation involving the Bluewater promissory notes with the Company.   The Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

Executive Compensation

An employment agreement executed with the Company’s Chief Financial Officer (CFO) on April 22, 2010 calls for a base salary of $200,000 per annum May 1, 2010 through December 31, 2010; $225,000 per annum January 1, 2011 through December 31, 2011; and $250,000 per annum beginning January 1, 2012.  In addition to the salaries, the  CFO has earned and is entitled to $100,000 in total bonuses from 2009 and 2010, which is accrued in the Company’s financials as of December 31, 2010.

11.	SUBSEQUENT EVENTS

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through March 31, 2011, the date upon which the financial statements were issued.  Other than as disclosed below, management noted no subsequent events which it believes would have a material effect on the accompanying consolidated financial statements.

Effective as of January 19, 2011, the Company closed a financing transaction under a Note Purchase Agreement with St. George Investments, LLC, an Illinois limited liability company which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500.  The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, loan to the Company an additional principal amount of up  to $455,000 pursuant to seven additional notes in the principal amount of $65,000 each on or about each two week anniversary of the issuance of the first note during the seven consecutive two week periods immediately following such issuance of the First Note, for a total aggregate additional net amount of $350,000 (after deducting the original issue discount amounts of $15,000 for each additional note).

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

11.	SUBSEQUENT EVENTS (Continued)

On January 26, 2011, the Company was awarded a Notice of Allowance relating to a United States patent application that was filed in 2007.  The application broadly covers segmented, helical rotors used in wind-driven turbines and will prevent competitors from making, using, or selling wind turbines similar to the company's S322 and S594 products.

On January 20, 2011, the Company’s purchase order with its distributor SWG Energy, Inc. to provide twenty-four (24) S594 wind turbines for the Oklahoma Medical Research Foundation has been cancelled due to the Company’s inability to raise sufficient capital to perform under the purchase order at this time.

On January 21, 2011, the Company received notice from legal counsel for Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s former independent auditor, that Squar Milner has requested a default judgment in its lawsuit against the Company. The Company previously received notice from legal counsel representing Squar Milner that it had filed a lawsuit in Orange County Superior Court regarding the alleged unpaid balanced owed by the Company to Squar Milner in the amount of approximately $73,000.   The Company did not respond to the lawsuit within the 30 day period required to respond.  Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

On January 23, 2011, the Company received notice from East West Consulting, Ltd. (“East West”) that East West deems the Professional Services Agreement dated June 14, 2008 between the Company and East West to be “null and void” due to the inability of the Company to pay past due amounts to East West.  The notice also states that East West will entertain other business arrangements which may be proposed by the Company that are in the best interest of East West.

On March 2, 2011, the Company received notice that the Superior Court of the State of California, County of Orange (the “Court”) had granted Bluewater Partners, S.A. (“Bluewater”) request for a default judgment in the amount of $647,254 in the previously announced litigation involving the Bluewater promissory notes with the Company.   The Company does not sufficient funds to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

On March 8, 2011, the Superior Court of California, County of San Diego granted Gordon & Rees LLP’s request for a default judgment in the amount of $110,938 in the previously announced lawsuit against the Company.  The Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

On March 11, 2011, the Company appointed James Tilton as its Chief Operating Officer and a member of the Board of Directors.

On March 11, 2011, East West Consulting, Ltd. and Steve Polaski (the “East West Parties”) filed a complaint in the Superior Court of the State of California, County of San Diego, against the Company and Kevin Claudio relating to a professional services agreement and employment agreement between the parties, and the conversion of certain accounts receivable into shares of Company stock.  The East West Parties are seeking damages in the sum of over $4,000,000.    Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company and its assets.

On March 21, 2011, the Company executed a Purchase and Exchange Agreement with St. George Investments, LLC, an Illinois limited liability company pursuant to which, among other things, the Company agreed to exchange 4 outstanding convertible promissory notes in the aggregate amount of $1,176,347.27 for a secured convertible promissory note in the amount of $1,176,347.27, and the Company executed a second Purchase and Exchange Agreement with the St George Investments, LLC pursuant to which, among other things, the Company agreed to exchange 14 outstanding convertible promissory notes in the aggregate amount of $1,430,441.91 for a secured convertible promissory note in the amount of $1,430,441.91.   Both notes are secured by all of the assets of the Company pursuant to the terms of a Security Agreement for each of the notes.  The Company’s obligations under the notes are also guaranteed by the Company’s subsidiary, Helix Wind, Inc., pursuant to the terms of a Guaranty for each of the notes. As consideration for both Exchange Agreements, St. George Investments, LLC agreed to pay the Company the sum of $100,000.00 (which sum was not added to the balance of the notes), all existing defaults under the notes were waived and all covenants thereunder were reset according to the terms of the new notes.