Form 10-Q
period 2011-03-31
Helix Wind, Corp.
filed 2011-04-25
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

(866) 246-4354
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

As of April 25, 2011 there were 1,750,000,000 shares of common stock outstanding.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended March 31, 2011

INDEX

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS

CURRENT ASSETS

Cash	$67,764	$87,395
Prepaid expenses and other current assets	15,301	2,475
	83,065	89,870

EQUIPMENT, net	267,285	291,981
PATENTS	91,750	79,916

Total assets	$442,100	$461,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$971,592	$936,858
Accrued compensation	291,117	291,117
Accrued interest	450,607	380,977
Other accrued liabilities	94,404	94,404
Accrued taxes	16,114	16,114
Deferred revenue	-	34,494
Short term debt	543,164	543,164
Convertible notes payable to related party, net of discount	144,837	144,837
Convertible notes payable, net of discount	66,493	53,265
Derivative liability	7,792,605	7,652,022
	10,370,933	10,147,252
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 1,750,000,000 and 1,021,482,054 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	175,000	102,148
Additional paid in capital	38,420,726	37,735,035
Accumulated deficit	(48,524,559)	(47,522,668)

Total shareholders’ deficit	(9,928,833)	(9,685,485)
Total liabilities and shareholders’ deficit	$442,100	$461,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUES	$-	$5,637

COST OF SALES	-	4,454

GROSS MARGIN	-	1,183

OPERATING COSTS AND EXPENSES
Research and development	15,286	93,301
Selling, general and administrative	306,367	608,169
Total operating expenses	321,653	701,470

LOSS FROM OPERATIONS	(321,653)	(700,287)

OTHER INCOME (EXPENSES)
Other income	100,457	5,042
Other expense	-	(2,158,591)
Interest expense	(1,958,439)	(4,784,109)
Loss on debt extinguishment		-
Change in fair value of derivative liability	1,178,544	25,930,072
Total other income (expense)	(679,438)	18,992,414

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(1,001,091)	$18,292,127

PROVISION FOR INCOME TAXES	(800)	(800)

NET INCOME (LOSS)	$(1,001,891)	$18,291,327

Basic and diluted net income (loss) per share attributable to common stockholders	$(0.00)	$0.40

Weighted average number of common shares outstanding	1,578,822,670	45,231,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)

Share based payments	-	-	153,928	-	153,928

Stock issued upon note conversions and warrants exercised	921,071,430	92,107	11,347,272	-	11,439,379

New stock issuance	61,154,074	6,115	3,345,211	-	3,351,326

Net income	-	-	-	8,386,617	8,386,617

BALANCE–December 31, 2010	1,021,482,054	$102,148	$37,735,035	$(47,522,668)	$(9,685,485)

Share based payments			52,618		52,618

Stock issued upon note conversions	728,517,946	72,852	633,073		705,925

Net (loss)				(1,001,891)	(1,001,891)

BALANCE–March 31, 2011	1,750,000,000	$175,000	$38,420,726	$(48,524,559)	$(9,928,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

OPERATING ACTIVITIES
Net income (loss)	$(1,001,891)	$18,291,327
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,793	33,488
Stock based compensation	52,618	(735,654)
Change in fair value of derivative warrant liability	(1,178,544)	(25,930,073)
Interest in connection with derivative liability	1,605,746	1,747,662
Net loss on sale of equipment	1,543	-
Amortization of debt discount	13,228	-
Gain on issuance of stock for company expenses	-	(5,042)
Write off of debt discount on converted debt	225,752	1,686,675
Loss on acquisition agreement termination	-	2,158,591
Issuance of stock for consulting services	-	240,000
Issuance of stock for fundraising	-	577,000
Issuance of stock for payment of debt	-	1,887,000
Changes in operating assets and liabilities:
Accounts receivable	-	875
Due from investor	-	(592,000)
Inventory	-	3,254
Other current assets	(12,826)	8,356
Accounts payable	34,734	136,984
Accrued compensation	-	83,061
Accrued interest	113,184	54,280
Related party payable	-	(59,043)
Deferred revenue	(34,494)	-
Accrued liabilities	-	(1,838)
Net cash used in operating activities	(156,157)	(415,097)

INVESTING ACTIVITIES
Purchase of equipment	(1,640)	-
Patents	(11,834)
Net cash used in investing activities	(13,474)	-

FINANCING ACTIVITIES
Proceeds from short term notes payable	150,000	715,000
Principal payments on short term notes	-	(299,621)
Net cash provided by financing activities	150,000	415,379

Net increase in cash	(19,631)	282

Cash – beginning of period	87,395	-

Cash – end of period	$67,764	$282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on convertible notes payable converted to additional paid in capital	$43,554	$142,594
Financing charge for violation of St. George note	$1,113,464	$438,750
Issuance of St. George note	$202,500	$779,500
Discount on St. George note at issuance	$(52,500)	$(187,500)
Issuance of convertible note in lieu of liabilities owed to former CEO	$-	$144,837
Interest charge for penalty in violation of short term debt	$-	$20,000
Reclass of derivative liability to additional paid in capital due to conversion of notes payable	$436,619	$1,416,620
Escrow for shares of former employee related to St. George bridge financing	$-	$480
Conversion of convertible notes payable to additional paid in capital	$225,752	$1,686,675
Conversion of warrants to additional paid in capital	$-	$737,124
Conversion of convertible notes payable and warrants into common stock and new issuances	$-	$2,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. Amounts related to disclosures of December 31, 2010 balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 10-K on March 31, 2011.

 HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s Form 10-K filed on March 31, 2011 with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $2,495,263 excluding the derivative liability of $7,792,605, and accumulated deficit of $48,524,559 at March 31, 2011, recurring losses from operations and negative cash flow from operating activities of $156,157 for the quarter ended March 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2010 and the first quarter of 2011, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities.

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

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Management develops an estimate of an allowance for doubtful accounts based on the Company’s current economic circumstances and its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect most of the amounts due, actual collections may differ from these estimated amounts. Actual receivables are written off against the allowance for doubtful accounts when the Company has determined the balance will not be collected.  The balance in the allowance for doubtful accounts is $72,643 as of March 31, 2011 and December 31, 2010.

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

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The Company has historically contracted with East West Consulting, Ltd. (“East West”) in Thailand to manage the outsourcing of manufacturing for the Company’s wind turbines. East West directly places orders with suppliers based on a demand schedule provided by the Company. Each supplier holds various quantities in their finished goods inventory for a specified period before it is shipped on behalf of the Company. For finished goods, inventory title passes to the Company when payments have been made to East West for these items. Payments that the Company makes to East West for inventory that is still in process are recognized as prepaid inventory. The suppliers bear the risk of loss during manufacturing as they are fully insured for product within their warehouse. The Company records its finished goods inventory at the lower of cost (first in first out) or net realizable value. At March 31, 2011 and December 31, 2010, the Company’s inventory totaled $0 as an inventory reserve for $88,564 was recorded for the inventory at various suppliers.  In addition, the Company makes progress payments to East West for inventory being manufactured but not yet completed in the form of prepaid inventory.  There was no prepaid inventory at March 31, 2011 or December 31, 2010.  On January 23, 2011, the Company received notice from East West that East West deems the Professional Services Agreement dated June 14, 2008 between the Company and East West to be “null and void” due to the Company's past due amounts owed to East West and not being able to resolve the outstanding balance at this time.

Impairment of Long-Lived Assets

Long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at March 31, 2011 or December 31, 2010.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of March 31, 2011 and December 31, 2010 is capitalized  and being depreciated over 5 years. Tooling that had been partially paid for as of March 31, 2011 and December 31, 2010 was recognized as a prepaid noncurrent asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.

Advertising

The Company expenses advertising costs as incurred. During the three months ended March 31, 2011 and 2010, the Company incurred and expensed $1,950 and $4,730, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the three months ended March 31, 2011 and 2010, research and development costs incurred were $15,286 and $93,301, respectively.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company did not receive any purchase orders from domestic and international customers to purchase Company product during the quarter ended March 31, 2011. The Company had deferred revenue of $0 and $34,494 as of March 31, 2011 and December 31, 2010, respectively.  The balance from December 31, 2010 was reclassified to accounts payable as production of units has currently been suspended.

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

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

The carrying value of the Company’s short term debt and convertible notes payable, net of discount as of March 31, 2011 and December 31, 2010, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.

The carrying value of the derivative liability is considered to approximate fair market value, as the assumptions used in its valuation are based on observable indirect inputs of variable reference rates and volatilities.

The carrying value of trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Common Share

The Company calculates basic and diluted net income (loss) per common share using the weighted average number of common shares outstanding during the periods presented.

Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of March 31, 2011, the weighted average number of common shares outstanding totaled 1,578,822,670.  However, the total diluted common stock equivalents at March 31, 2011 totaled 1,750,000,000 which equals the total authorized common shares for the Company.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

3.	RELATED PARTY TRANSACTIONS AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

As of  March 31, 2011 and December 31, 2010, the Company had no related party receivables or accounts payables.

4.	EQUIPMENT

Equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Equipment	$47,897	$49,260
NRE tooling	424,903	424,903
Test facility	83,477	83,477
Leasehold improvements	10,254	10,254
Web site development costs	13,566	13,566
	580,097	581,460
Accumulated depreciation	(312,812)	(289,479)

	$267,285	$291,981

5.	DEBT

Short Term Debt

Short term debt was $543,164 as of March 31, 2011 and December 31, 2010.

At March 31, 2011 short term debt includes $348,164 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at March 31, 2011) plus 1%.  Also included in short term debt is a promissory note from a related party totaling $95,000, which was purchased from two non related parties in the first quarter 2011.  The promissory note has the same terms and conditions with an interest rate of 20%.

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

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $4,288,831 as of March 31, 2011 as described below.  In connection with the convertible notes payable issued, the Company issued an aggregate of 15,797,888 warrants. As of March 31, 2011, there were 12,994,028 outstanding warrants.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 6 below.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

5.	DEBT (Continued)
	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	$763,328	$(709,216)	$54,112	$-
Reverse Merger Notes	100,000	(95,799)	4,201	-
New Convertible Notes	3,425,503	(3,272,486)	8,180	144,837
	$4,288,831	$(4,077,501)	$66,493	$144,837

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

During the period ended March 31, 2011, $52,065 of the Exchange Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2011, there was $4,208 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

During the period ended March 31, 2011, there were no conversions of Reverse Merger Notes.  The Company is amortizing the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2011, there was $840 amortized under this amortization method.

New Convertible Notes-Convertible Notes Payable, net of discount

During the period ended March 31, 2011, $173,687 of the New Convertible Notes was converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended March 31, 2011 there was $8,180 amortized under this amortization method.

During the period ended March 31, 2011, the Company’s activity related to convertible notes payable issued to St. George Investments is as follows:

During the period ended March 31, 2011, the Company’s notes payable balance with St. George increased by $1,315,964.  Included in the total amount of the increase during the period, $202,500 was issued under a Note Purchase Agreement as described below, and $1,113,464 of the increase was a result of certain liquidity defaults under previous financings with St. George Investments.

Note Purchase Agreement

During the period ended March 31, 2011, the Company closed a financing transaction under a Note Purchase Agreement with St. George Investments.  Under this agreement, the Company issued convertible notes payable in the aggregate principal amount of $72,500 (the “First Note”).  The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, issue to the Company up  to $455,000 of notes pursuant to seven additional notes in the principal amount of $65,000 each (the “Additional Notes”) on or about each two week anniversary of the issuance of the First Note during the seven consecutive two week periods immediately following such issuance of the First Note, for a total aggregate additional net cash amount of $350,000 (after deducting the original issue discount amounts of $15,000 for each Additional Note).

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

5.	DEBT (Continued)

First Note and Additional Notes

During the period, the Company issued the First Note plus two additional notes of $65,000 each for a total of $202,500 for the period ended March 31, 2011.

The First Note matures six months from the date of issuance. If there is a default the Note will accrue interest at the rate of 15% per annum. The number of shares of Common Stock to be issued upon such conversion of the First Note shall be determined by dividing (i) the conversion amount under the First Note by (ii) the lower of (1) 100% of the volume-weighted average price of the Company’s Common Stock (the “VWAP”) for the three (3) trading days with the lowest VWAP during the twenty (20) trading days immediately preceding the date set forth on the notice of conversion, or (2) 50% of the lower of (A) the average VWAP over the five (5) trading days immediately preceding the date set forth in the notice of conversion or (B) the VWAP on the day immediately preceding the date set forth in the notice of conversion.

The First Note provides that upon each occurrence of any of the triggering events the outstanding balance under the First Note shall be immediately and automatically increased to 125% of the outstanding balance in effect immediately prior to the occurrence of such Trigger Event, and upon the first occurrence of a Trigger Event, (i) the outstanding balance, as adjusted above, shall accrue interest at the rate of 15% per annum until the First Note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the First Note is repaid in full, to (a) accelerate the outstanding balance under the First Note, and (b) exercise default remedies under and according to the terms of the First Note; provided, however, that in no event shall the balance adjustment be applied more than two times.  The Trigger Events include the following:  (i) a decline in the five-day average daily dollar volume of the Company Common Stock in its primary market to less than $10,000 of volume per day; (ii) a decline in the average VWAP for the Common Stock during any consecutive five day trading period to a per share price of less than one half of one cent ($0.0005); (iii) the occurrence of any Event of Default under the First Note (other than an Event of Default for a Trigger Event which remains uncured or is not waived) that is not cured for a period exceeding ten business days after notice of a declaration of such Event of Default from Investor, or is not waived in writing by the Investor.  An Event of Default under the First Note includes (i) a failure to pay any amount due under the First Note when due; (ii) a failure to deliver shares upon conversion of the First Note; (iii) the Company breaches any covenant, representation or other term or condition in the Purchase Agreement, Note or other transaction document; (iv) having insufficient authorized shares; (v) an uncured Trigger Event; or (vi) upon bankruptcy events.

Each of the seven Additional Notes in the principal amount of $65,000 have substantially similar terms to the terms of the First Note.  The amount to be provided under each Additional Note is $50,000 after the original issue discount.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

5.	DEBT (Continued)

Purchase and Exchange Agreement and Forbearance Agreement

On March 21, 2011, the Company executed a Purchase and Exchange Agreement (the “First Exchange Agreement”) with St. George Investments pursuant to which, among other things, the Company agreed to exchange four outstanding convertible promissory notes in the aggregate amount of $1,176,347 for a secured convertible note payable in the amount of $1,176,347 (the “First Note”), and the Company executed a Purchase and Exchange Agreement (the “Second Exchange Agreement”) with St. George Investments pursuant to which, among other things, the Company agreed to exchange fourteen outstanding convertible promissory notes in the aggregate amount of $1,430,441 for a secured convertible note payable in the amount of $1,430,441 (the “Second Note”).  The First Note and Second Note are both secured by all of the assets of the Company pursuant to the terms of a Security Agreement for each of the First Note and Second Note.  The Company’s obligations under the First Note and Second Note are also guaranteed by the Company’s subsidiary, Helix Wind, Inc., pursuant to the terms of a Guaranty for each of the First Note and Second Note.

The First Exchange Agreement, Second Exchange Agreement, First Note, Second Note, Security Agreements and Guaranties are referred to herein as the “Exchange Agreements”.  The Exchange Agreements also contain representations, warranties and indemnifications by the Company and the Investor.

As consideration for the Exchange Agreements, Investor agreed to pay the Company the sum of $100,000 which sum was not added to the balance of the notes and is included in other income on the accompanying statement of operations.  In connection with the Exchange Documents, the Company and Investor also entered into a Forbearance Agreement pursuant to which, among other things:

●
St. George Investments agreed to refrain and forbear from exercising and enforcing any of its remedies under the Convertible Secured Promissory Note dated March 30, 2010 (the “March 2010 Note”) in the original principal amount of $779,500, or under applicable laws, with respect to the defaults, for a period of 90 days from the date of the Forbearance Agreement;

●
Provided that the Company pays St. George Investments the sum of $1,500,000 in cash on or before the 90th day from the date of the Forbearance Agreement, St. George Investments agrees that, upon receipt of the payment, each of the First Note, Second Note and March 2010 Note (collectively, the “Notes”) shall be terminated and the Company shall be released from all obligations and liabilities thereunder; and

●
Notwithstanding anything to the contrary in the Exchange Agreements or in that certain Note Purchase Agreement between the Company and Borrower dated January 18, 2011 (the “January 2011 Purchase Agreement”) , so long as (1) no Event of Default (as defined in the First Note and Second Note) (and in the case of the March 2010 Note, no new Event of Default after the date of the Forbearance Agreement) has occurred under any of the Notes, (2) each of the representations and warranties of Borrower in the Exchange Agreements and the January 2011 Purchase Agreement remain true and correct as of the date of purchase of each Additional Note, (3) the Company has increased its authorized shares of common stock to not less than 5,000,000,000 shares as of the date of purchase of such Additional Note, and (4) the Company has complied with all of its obligations and covenants herein, in the Notes, in the Exchange Agreements and in the January 2011 Purchase Agreement as of such date, the Company agrees to deliver to Borrower the sum of $50,000 (the “Additional Note Purchase Price”) on or around each of April 1, 2011, April 15, 2011, May 1, 2011, May 15, 2011 and June 1, 2011 as consideration for those certain Additional Notes (the “Additional Notes”) as defined in the January 2011 Purchase Agreement.

Defaults on Convertible Notes payable

On February 15, 2011, the Company received a notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a liquidity default had occurred under the convertible secured promissory note, dated March 30, 2010, in the principal amount of $779,500 and a series of four convertible secured promissory notes each with a principal balance of $130,000 made by the Company in favor of St. George (the “Note”).  Also, on February 15, 2011, the

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

5.	DEBT (Continued)

Company received a second notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a liquidity default had occurred under a series of convertible secured promissory notes dated August 10, 2010 (principal balance of $72,500), August 30, 2010, September 15, 2010, and September 30, 2010, each with a principal balance of $65,000, made by the Company in favor of St. George (the “Note”).

As of March 31, 2011, the St. George notes had a balance of $3,280,666.

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

As of March 31, 2011, convertible notes payable, related party, net of discount is $144,837.

Warrants

At March 31, 2011, the fair value of all warrants issued in connection with convertible notes payable is estimated to be $0.  Management estimated the fair value of the warrants based upon the application of the Black-Sholes option-pricing model using the following assumptions: expected life of three to five years; risk free interest rate of (1.32% - 2.69%); volatility of (75%) and expected dividend yield of zero.  At the date of issuance of the exchange notes, the related Black-Sholes assumptions were: expected life of three years; risk free interest rate of 1.32%; volatility of 59% and expected dividend yield of zero.

6.	DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of warrants and convertible notes payable with conversion features.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.  The Company also issued two convertible notes payable during the period ended March 31, 2011 with variable conversion rates.

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

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

6.	DERIVATIVE LIABILITIES (Continued)

Derivative Liability - Embedded Conversion Features

During the period ended March 31, 2011, the Company recorded a derivative liability of $1,766,238 for the issuance of convertible notes payable.  During the period ended March 31, 2011, $225,752 of convertible notes payable was converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature of $447,111 was re-classed to additional paid in capital on the date of conversion in the accompanying statements of shareholders’ deficit.  During the period ended March 31, 2011, the Company recognized a gain of $1,523,383 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $3,915,789 at March 31, 2011.

Derivative Liability – Shares in excess of authorized amount

The Company determined that, based on the re-set provisions included in the equity linked instrument contracts issued by the Company and the variable nature of the conversion terms included in the convertible notes payable contracts issued to St. George Investments, which triggers the re-set provisions in all equity linked contracts outstanding, the potential dilution that existed at March 31, 2011 was in excess of the authorized amount of common shares.  The Company determined, based on the stock price at March 31, 2011, the equivalent shares for all outstanding instruments, if exercised and / or converted, is 12,901,338,654 shares including what is already outstanding at March 31, 2011.  The amount of equivalent shares in excess of the Company’s authorized amount is 11,151,338,654.  During the period ended March 31, 2011, the Company recognized a charge of $344,839 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the shares in excess in the accompanying statement of operations.  The value of the derivative liability associated with the shares in excess was $3,876,816 at March 31, 2011.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2010	$7,652,022
Issuance of derivative financial instruments	1,766,238
Conversion or cancellation of derivative financial instruments	(447,111)
Mark-to-market adjustment to fair value at March 31, 2011	(1,178,544)
March 31, 2011	$7,792,605

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the derivative liabilities for the period ended March 31, 2011 and the year ended December 31, 2010:

Weighted- average volatility	59% - 75%
Expected dividends	0.0%
Expected term	3 to 5 years
Risk-free rate	1.32% to 2.95%

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

7.	INCOME TAXES

There was no income tax expense recorded for the three months ended March 31, 2011 due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

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

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements as of March 31, 2011 and March 31, 2010:

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

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At March 31, 2011, the Company expects all remaining awards issued will be fully vested over the expected life of the awards.  During the period ended March 31, 2011, 4,990,000 employee options were forfeited. The Company made no adjustment for compensation previously recognized on these forfeitures as these awards were vested on the forfeiture date.

Stock Option Activity

A summary of stock option activity for the period ended March 31, 2011 and March 31, 2010 is as follows:

	Number Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2009	11,051,240	$0.58
Granted	-	-
Exercised	-	-
Forfeited	(1,663,248)	0.50
Options outstanding at March 31, 2010	9,387,992	$0.58

Options outstanding at December 31, 2010	7,700,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited	(4,990,000)	0.01
Options outstanding at March 31, 2011	2,710,000	$0.05

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

8.	STOCK BASED COMPENSATION (Continued)

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011 and March 31, 2010:

	March 31, 2011		March 31, 2010
	Outstanding	Exercisable	Outstanding	Exercisable

Number of shares	2,710,000	1,578,263	9,387,992	9,173,240
Weighted average remaining contractual life	4.11	4.08	3.87	3.87
Weighted average exercise price per share	$0.05	$0.06	$0.58	$0.55
Aggregate intrinsic value	$-	$-	$-	$-

The closing price at March 31, 2011 and March 31, 2010 was $0.0007 and $0.11, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of March 31, 2011 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $52,618 and $735,654  for the quarters ended March 31, 2011 and 2010, respectively.

The amount of unrecognized compensation cost related to non-vested awards at March 31, 2011 was $287,716.  The weighted average period in which this amount is expected to be recognized is 4.11 years.

Stock options outstanding and exercisable at March 31, 2011, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Exercisable

$0.01	2,510,000	$0.01	4.21 yrs	1,426,179	$0.01	4.21 yrs
$0.50	200,000	0.50	2.87 yrs	152,084	0.50	2.87 yrs

	2,710,000	$0.05	4.11 yrs	1,578,263	$0.06	4.08 yrs

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

9.	COMMON STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  Although the Company does not know the exact amount of dilution which may occur, the number of common shares outstanding on a diluted basis which would result from the conversion or exercise of all outstanding convertible notes, warrants and options is 1,750,000,000.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a revocable lease agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Poway, California, 92064.  The license period is on a month-to-month basis effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a current rate of $3,230 per month.  The Company has extended the license period on a month to month basis at the same rate through May 31, 2011 with the landlord.

The Company leases a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.  The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years which calls for no increase in rent during the renewal periods.  The lease was renewed November 1, 2009.  The company is terminating this lease effective April 30, 2011.

Manufacturing Agreement

The Company entered into a three year contract with East West of Thailand on June 14, 2008 to manage the manufacturing and distribution of its products. The contract can be cancelled due to gross nonperformance from East West or the failure to meet milestones. Milestones disclosed in the contract include: development of supply chain, understanding of design package of product to be manufactured, identifying approved suppliers, placing orders based on production planning and managing the implementation of a logistics warehouse for customer orders. If the contract is cancelled due to nonperformance or failure to meet the documented milestones, the Company is not obligated to pay the remainder of the contract. The monthly management fee payable to East West of $16,270 expired in June 2010. The Company paid $0 in management fees to East West during the three months ended March 31, 2011 and March 31, 2010.  The East West accounts payable was $0 and $138,295 at March 31, 2011 and March 31, 2010, respectively and the Company had a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling.  The Company will record the $237,505 as part of its inventory, tooling and other expenses when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2. On January 23, 2011, the Company received notice from East West that East West deems the Professional Services Agreement dated June 14, 2008 between the Company and East West to be “null and void” due to the Company's past due amounts owed to East West and not being able to resolve the outstanding balance at this time.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, County of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.  The Company intends to negotiate a payment plan to resolve the outstanding balance and is currently in communication with Crystal management to reach agreement on terms.  The total outstanding balance is recorded in accounts payable as of March 31, 2011.

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed, however the Company did receive a claim directly from Waterline seeking damages of approximately $250,000.    Management does not agree with this claim and is currently defending itself. The Company’s legal counsel responded to the Writ of Summons on May 4, 2010.  Waterline was a former distributor of the Company’s products.

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

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.   The Company did not respond to the lawsuit within the 30 day period required to respond.  On March 8, 2011, the Superior Court of California, County of San Diego granted Gordon & Rees LLP’s request for a default judgment in the amount of $110,938 in the previously announced lawsuit against the Company.  The Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.  The total outstanding balance is recorded in accounts payable as of March 31, 2011.

On October 6, 2010, the Company received notice issued from the Superior Court of the State of California, County of Orange, of a lawsuit filed by Bluewater Partners, S.A. (“Bluewater”) against the Company seeking damages in the amount of $647,254 relating to allegations that the Company breached its obligations to repay Bluewater under promissory notes issued by the Company.  The Company has promissory notes due to Bluewater recorded in short term debt on the balance sheet in the amount of $348,164 (before accrued interest), but does not believe any additional amounts are owed to Bluewater.  The Company does not have sufficient capital resources as of the date of this report to repay any amounts to Bluewater, and the Company has not responded to the lawsuit as of the date of this report.  On March 2, 2011, the Company received notice that the Superior Court of the State of California, County of Orange (the “Court”) had granted Bluewater Partners, S.A. (“Bluewater”) request for a default judgment in the amount of $647,254 in the previously announced litigation involving the Bluewater promissory notes with the Company.  Management does not believe the Company owes any amounts over what has been recorded however, the Company does not have the cash to pay the judgment and expects the default judgment to have a material adverse effect on the Company and its assets.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

On January 21, 2011, the Company received notice from legal counsel for Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s former independent auditor, that Squar Milner has requested a default judgment in its lawsuit against the Company. Squar Milner filed a lawsuit in Orange County Superior Court regarding the alleged unpaid balanced owed by the Company to Squar Milner in the amount of approximately $73,000.   Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.  The total outstanding balance is recorded in accounts payable as of March 31, 2011

On March 18, 2011, the Company received notice that on March 11, 2011 East West Consulting, Ltd. and Steve Polaski (the “East West Parties”) filed a complaint in the Superior Court of the State of California, County of San Diego, against the Company and Kevin Claudio relating to a professional services agreement and employment agreement between the parties, and the conversion of certain accounts receivable into shares of Company stock.  The East West Parties are seeking damages in the sum of over $4,000,000.  Management does not believe the Company is obligated to East West for this claim, however any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company and its assets.

Executive Compensation

An employment agreement executed with the Company’s Chief Financial Officer (CFO) on April 22, 2010 calls for a base salary of $200,000 per annum May 1, 2010 through December 31, 2010; $225,000 per annum January 1, 2011 through December 31, 2011; and $250,000 per annum beginning January 1, 2012.  In addition to salary, the  CFO has earned and is entitled to $100,000 in total bonuses from 2009 and 2010, which is accrued in the Company’s financials as of March 31, 2011.

11.	SUBSEQUENT EVENTS

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through April 25, 2011, the date upon which the financial statements were issued.  Other than as disclosed in Note 11, management noted no subsequent events which it believes would have a material effect on the accompanying consolidated financial statements.

On April 6, 2011, the Company received $50,000 as part of the Note Purchase Agreement executed on March 21, 2011 from the financing transaction with St. George Investments, LLC, an Illinois limited liability company.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on March 23, 2011, and the exhibits of that report, for a complete discussion of the terms and conditions of the Notes and related financing.

On April 19, 2011, the Company received $50,000 as part of the Note Purchase Agreement executed on March 21, 2011 from the financing transaction with St. George Investments, LLC, an Illinois limited liability company.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on March 23, 2011, and the exhibits of that report, for a complete discussion of the terms and conditions of the Notes and related financing.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended March 31, 2011. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes as set forth in this report.

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

In January 2011, the Company was awarded a Notice of Allowance from the United States Patent and Trademark Office relating to a United States patent application that was filed in 2007.  The application broadly covers segmented, helical rotors used in wind-driven turbines and the Company believes this patent will restrict the ability of its competitors from making, using, or selling wind turbines similar to the Company's S322 and S594 products.

Effective as of March 11, 2011, the Board of Directors of the Company appointed James Tilton to the Board of Directors to fill one of the vacancies existing on the Board of Directors, and appointed Mr. Tilton as the Company’s Chief Operating Officer.  Kevin Claudio resigned from the Company’s Board of Directors effective as of March 11, 2011.  His resignation was not due to any disagreements with the Company.  Mr. Claudio currently serves as the Chief Financial Officer of the Company.

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

Cost of Sales

Our cost of sales includes the cost of raw material and components such as blades, rotors, invertors, mono poles and other components.  Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers and East West, a Thailand company that managed the manufacturing and distribution of our products.  Overall, we would expect our cost of sales per unit to decrease as production lots ramp to meet the product demands from our customers.

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

Results of Operations – For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues

Revenue decreased by $5,637 from $5,637 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011, as a result of shipping 1 S322 model to a customer during the first quarter of 2010.  The Company recorded no sales during the first quarter of 2011.

Cost of Revenues

The cost of revenues of $4,454 for the three months ended March 31, 2010 represented the direct product costs from the manufacturer associated with the bill of material for the S-322 received by the customer in the first quarter of 2010.  Due to the decrease in sales, the cost of revenues decreased $4,454 to $0 for the three months ended March 31, 2011.

Gross Profit

Gross profit decreased by $1,183 from $1,183 in the three months ended March 31, 2010 to $0 in the three months ended March 31, 2011, reflecting a decrease in revenue.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $78,015 from $93,301 for the three months ended March 31, 2010 to $15,286 for the three months ended March 31, 2011, as a result of a $13,730 decrease in the amount recorded for share based compensation expense related to stock options as well as a $64,285 decrease in product development costs.

Selling, general, and administrative

Selling, general and administrative expense decreased by $301,802 from $608,169 in the three months ended March 31, 2010 to $306,367 in the three months ended March 31, 2011, primarily as a result of compensation to management and employees decreasing by $163,917, shipping costs decreasing by $32,108, professional fees decreasing by $716,157, financing costs related to replenishment of common stock decreasing by $132,000, rent decreasing by $11,685, telephone costs decreasing by $4,771, outside services decreasing by $29,117, taxes decreasing by $6,393, and depreciation decreasing by $8,695.  These decreases were offset by an increase of $802,002 for share based payments related to stock options, and various other expenses increasing by $1,039.

Other expense

Other expenses increased by $19,671,852, from income of $18,992,414 in the three months ended March 31, 2010 to an expense of $679,438 in the three months ended March 31, 2011, primarily as a result in the change in the fair value of the derivative increasing by $24,751,528, and interest expense relating to the fair value of the convertible notes and other expenses decreasing by $5,079,676.

Provision for income taxes

We made no provision for income taxes for the three months ended March 31, 2011 and 2010 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing  of profitability in future periods, we should fully reserve our deferred tax assets.

Net Loss

Net income decreased by $19,293,218 from net income of $18,291,327 for the three months ended March 31, 2010 to a net loss of $1,001,891 for the three months ended March 31, 2011, primarily as a result of the increase in the change of the fair value of the derivative liability of $24,751,528, an increase in share based compensation of $788,272, a decrease in interest expense relating to the fair value of the convertible notes and other expenses of $5,079,676, all non-cash charges.  The remaining amount of the decrease  relates to various operating expenses.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, has negative working capital of $2,495,263 excluding the derivative liability of $7,792,605 and accumulated deficit of $48,524,559 at March 31, 2011.

Financial Condition and Liquidity

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating activities	$(156)	$(415)	$(1,398)	$(2,878)
Investing activities	$(13)	$-	$(27)	$(292)
Financing activities	$150	$415	$1,492	$2,870

Cash used in operating activities was approximately $156,000 and $415,000 for the period ended March 31, 2011 and March 31, 2010, respectively.  The $156,000 cash used for the period ended March 31, 2011 was primarily the result of the net loss of approximately $1,002,000 and a $1,178,000 decrease in the change in fair value of the derivative warrant liability, offset by interest recorded in connection with the derivative liability of approximately $1,605,000, a write off of debt discount on converted debt of approximately $225,000, accrued interest on convertible notes of approximately $113,000 and other changes of approximately $79,000.  The $415,000 cash used for the period ended March 31, 2010 was primarily the result of the net income of approximately $18,300,000 and a $26,000,000 decrease in the change in fair value of the derivative warrant liability, a $735,000 decrease in stock based compensation, and funds due from an investor of $592,000, offset by interest recorded in connection with the derivative liability of approximately $1,747,000, a write off of debt discount on converted debt of approximately $1,686,000, a non cash loss of $2,158,000 on termination of an acquisition agreement, issuance of common stock of $2,700,000 for services and other changes of approximately $321,000.

Cash used in investing activities was approximately $13,000 and $0 for the period ended March 31, 2011 and March 31, 2010, respectively, and was a result of our investment in the patent of our wind turbine technology.

Cash provided by financing activities was approximately $150,000 and $415,000 for the period ended March 31, 2011 and March 31,  2010, respectively, which was the result of proceeds received from short-term financing from convertible notes with St. George Investments in first quarter  2011 and $715,000 of proceeds received in first quarter 2010 of which $685,000 was received from convertible notes with St. George Investments and $30,000 was received as part of a short term loan with Bluewater Partners.  In addition, a principal payment of $300,000 was made in first quarter 2010 offsetting the aggregate short term note balance with Bluewater Partners.

As of March 31, 2011 and December 31, 2010, Helix Wind had a working capital deficit of $10,287,868 and $10,057,382 respectively.  The negative working capital at March 31, 2011 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $7,792,605, short term debt of $543,164, accrued interest of $450,607, accounts payable of $971,592, accrued compensation of $291,117, and other charges to various accounts totaling $238,783.  The negative working capital at December 31, 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $7,652,022, short term debt of $543,164, accrued interest of $380,977, accounts payable of $936,858, accrued compensation of $291,117, and other charges to various accounts totaling $253,244.  The loss of  $1,001,891 for the three months ended March 31, 2011 was comprised of expenses of $15,286 for research and development, $1,950 for sales and marketing, share based compensation for stock options of $52,618, and offset by a net decrease of $1,178,544 resulting from the change in fair value of the derivative liability relating to the convertible notes and fair value of warrants and interest, other income of $100,457 and the balance for working capital relating to general and administrative expenses.  The income of $18,291,327 for the three months ended March 31, 2010 was comprised of a decrease of $25,930,072 in change in fair value of derivative liabilities, offset by a loss of $2,158,591 on abundant Renewable Energy purchase agreement termination, interest expense of $4,784,109 and the balance in the company’s first quarter 2010 operating expenses.

The Company has funded its operations to date through the private offering of debt and equity securities.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital. We currently anticipate that we will need substantial cash and liquidity for operations for the next 12 months and we do not have sufficient cash on hand to meet this requirement. These anticipated expenditures are for manufacturing of systems, infrastructure, overhead, and working capital purposes.

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

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Additionally, because the Company has exhausted all of its authorized shares of common stock, the Company will need to amend its articles of incorporation to authorize the issuance of additional shares before it can sell any additional shares.  The Company believes it will be difficult or impossible to raise additional funding without amending its Articles of Incorporation to increase its authorized shares.  Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company amends its articles of incorporation to increase its authorized shares and issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Effective January 20, 2011, the Company’s previously announced purchase order with its distributor SWG Energy, Inc. to provide twenty-four (24) S594 wind turbines for the Oklahoma Medical Research Foundation has been cancelled due to the Company's failue to perform in a timely fashion and each Party’s inability to finalize definitive terms, conditions and timeline to perform under the purchase order at this time.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Effective as of January 19, 2011, the Company closed a financing transaction under a Note Purchase Agreement with St. George Investments, LLC, an Illinois limited liability company which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500.  The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, issue to the Company up  to $455,000 of notes pursuant to seven additional notes in the principal amount of $65,000 each on or about each two week anniversary of the issuance of the first note during the seven consecutive two week periods immediately following such issuance of the First Note, for a total aggregate additional net cash amount of $350,000 (after deducting the original issue discount amounts of $15,000 for each additional note).

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

The First Exchange Agreement, Second Exchange Agreement, First Note, Second Note, Security Agreements and Guaranties are referred to herein as the “Exchange Agreements.”  The Exchange Agreements also contain representations, warranties and indemnifications by the Company and the Investor.

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

In connection with the Exchange Documents, the Company and Investor also entered into a Forbearance Agreement pursuant to which, among other things:

●
Investor agreed to refrain and forbear from exercising and enforcing any of its remedies under the Convertible Secured Promissory Note dated March 30, 2010 (the “March 2010 Note”) in the original principal amount of $779,500.00, or under applicable laws, with respect to the defaults, for a period of 90 days from the date of the Forbearance Agreement;

●
Provided that the Company pays the Investor the sum of $1,500,000.00 in cash on or before the 90th day from the date of the Forbearance Agreement, the Investor agrees that, upon receipt of the payment, each of the First Note, Second Note and March 2010 Note (collectively, the “Notes”) shall be terminated and the Company shall be released from all obligations and liabilities thereunder; and

●
Notwithstanding anything to the contrary in the Exchange Agreements or in that certain Note Purchase Agreement between the Company and Borrower dated January 18, 2011 (the “January 2011 Purchase Agreement”), so long as (1) no Event of Default (as defined in the First Note and Second Note) (and in the case of the March 2010 Note, no new Event of Default after the date of the Forbearance Agreement) has occurred under any of the Notes, (2) each of the representations and warranties of Borrower in the Exchange Agreements and the January 2011 Purchase Agreement remain true and correct as of the date of purchase of each Additional Note (as defined below), (3) the Company has increased its authorized shares of common stock to not less than 5,000,000,000 shares as of the date of purchase of such Additional Note, and (4) the Company has complied with all of its obligations and covenants herein, in the Notes, in the Exchange Agreements and in the January 2011 Purchase Agreement as of such date, the Company agrees to deliver to Borrower the sum of $50,000.00 (the “Additional Note Purchase Price”) on or around each of April 1, 2011, April 15, 2011, May 1, 2011, May 15, 2011 and June 1, 2011 as consideration for those certain Additional Notes (the “Additional Notes”) as defined in the January 2011 Purchase Agreement.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. The Company has appropriately evaluated its equipment and patents for impairment as of March 31, 2011 and December 31, 2010 and through each period and does not believe that the assets are impaired as of each reporting date. Management will continue to assess the valuation of its equipment and patents as it restructures.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Operating Officer (who is our executive principal officer) and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our internal control over financial reporting related to the following matters:

●
We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

●
Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform certain tasks as it relates to valuation of share based payments, the valuation of warrants, and other complex debt / equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in adjustments to the condensed consolidated financial statements and disclosures, share based payments, valuation of warrants and other equity transactions.

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

In the fiscal quarter ended March 31, 2011, James Tilton was appointed as the Chief Operating Officer and a director of the Company, and Kevin Claudio resigned as a director of the Company.  Mr. Tilton is considered to be the principal executive officer of the Company.  Other than these changes, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, County of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750.  The case is currently pending.

On March 23, 2010, the Company received a Writ of Summons issued from the Superior Court of the State of New Hampshire, Rockingham County, to respond to a lawsuit filed by Alternative Energies, LLC (“Waterline”) relating to claims against the Company under its distribution contract with Waterline.  The lawsuit does not specify an amount of damages claimed.  As previously announced, the Company did receive a claim from Waterline seeking damages of approximately $250,000.    The Company’s legal counsel responded to the Writ of Summons on May 4, 2010 and the Company intends to defend itself in the lawsuit.  Waterline was a former distributor of the Company’s products.

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

On January 21, 2011, the Company received notice from legal counsel for Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s former independent auditor, that Squar Milner has requested a default judgment in its lawsuit against the Company. Squar Milner filed a lawsuit in Orange County Superior Court regarding the alleged unpaid balanced owed by the Company to Squar Milner in the amount of approximately $73,000.   Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.

On March 18, 2011, the Company received notice that on March 11, 2011 East West Consulting, Ltd. and Steve Polaski (the “East West Parties”) filed a complaint in the Superior Court of the State of California, County of San Diego, against the Company and Kevin Claudio relating to a professional services agreement and employment agreement between the parties, and the conversion of certain accounts receivable into shares of Company stock.  The East West Parties are seeking damages in the sum of over $4,000,000. Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company and its assets.

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

Our business began recording minimal revenues in 2009 and we may never become profitable.  As of March 31, 2011, we had an accumulated deficit of $48,524,559 and a negative working capital of $2,495,263 excluding the derivative liability of $7,792,605.  A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  Our financial condition raises substantial doubt that we will be able to continue as a “going-concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of March 31, 2011.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going-concern”.  Our ability to continue as a “going-concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going-concern”, you may lose your entire investment in us.

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

The Company has significant outstanding indebtedness. As of March 31, 2011, the Company had a gross aggregate outstanding principal balance of $4,288,831 in convertible debt obligations. If the lenders under these convertible notes do not convert their notes to common stock and demand repayment, the Company does not have sufficient cash to pay its debt obligations. Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

Because we are small and have insufficient capital, we may have to limit business activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our business activity. As such we may not be able to manufacture product or complete the sales and marketing efforts required to drive our sales. In that event, if we cannot generate revenues, you will lose your investment.

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

As of March 31, 2011, we had an accumulated deficit of $48,524,559. We expect to derive our future revenues from sales of our systems, however, the realization of these revenues is highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

We have 1,750,000,000 shares of common stock issued and outstanding as of the date of this report, which is all of the shares which are authorized under our charter documents. We also have outstanding a gross aggregate principal balance of $4,288,831 of Convertible Notes as of March 31, 2011 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes. Because the conversion rate under the Convertible Notes is at a discounted price from the trading price of the Company’s common stock, and the low trading price of the Company’s common stock, any additional conversions of these Convertible Notes would result in the issuance of a significant amount of additional shares of common stock which will dilute the ownership interest of our shareholders. The conversion of these Convertible Notes, exercise of warrants and new stock issued during the year resulted in an increase in the number of the Company’s issued and outstanding shares of common stock from 1,021,482,054 as of December 31, 2010 to 1,750,000,000 shares issued and outstanding as of March 31, 2011.  In addition, we recently completed financings described in this report with St. George Investments, LLC pursuant to which we issued a convertible note and warrants which, if exercised, would result in a significant amount of additional shares of common stock outstanding. Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  We also have outstanding warrants to purchase common stock the exercise of which could potentially result in the Company issuing a significant number of additional shares of common stock.  The Company may seek shareholder approval to amend its articles of incorporation to increase the number of authorized shares of common stock, and if amended, continue to issue a significant number of additional shares of common stock.  Accordingly, a common shareholder has a significant risk of having its interest in our Company being significantly diluted.

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

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

On February 15, 2011, the Company received a notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a non-payment default had occurred under the convertible secured promissory note, dated March 30, 2010, in the principal amount of $779,500 and a series of four convertible secured promissory notes each with a principal balance of $130,000 made by the Company in favor of St. George (the “March 2010 Note”).  Also, on February 15, 2011, the Company received a second notice from St. George Investments, LLC, a Illinois limited liability company (“St. George”) notifying the Company that a non-payment default had occurred under a series of convertible secured promissory notes dated August 10, 2010 (principal balance of $72,500), August 30, 2010, September 15, 2010, and September 30, 2010, each with a principal balance of $65,000, made by the Company in favor of St. George (the “Additional Notes”).

As a result of the defaults, the outstanding amount of the Note and Additional Notes was increased by 25% and St. George was permitted to exercise its other default remedies under the Note and Additional Notes.  Reference is made to the Company’s Current Report on Form 8-K that was filed with the SEC on April 6, 2010, and the exhibits of that report, for a complete description of the terms and conditions of the Notes, Additional Notes and related financing.  As described in Item 2, above, on March 21, 2011, the Company executed a Forbearance Agreement with St. George pursuant to which, among other things, St. George agreed to refrain and forbear from exercising and enforcing any of its remedies under the March 2010 Note, or under applicable laws, with respect to the defaults, for a period of 90 days from the date of the Forbearance Agreement;

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith.

Exhibit No.	Description

31.1*	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Operating Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX WIND, CORP.

By:	/s/ Kevin Claudio
Kevin Claudio
Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2011