Form 10-K/A
period 2010-12-31
Helix Wind, Corp.
filed 2011-07-26
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

As of July 26, 2011 , there were 1,750,000,000 shares of the issuer's common stock outstanding.  The common stock is the issuer's only class of stock currently outstanding.

i

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010,  filed with the SEC on March 31, 2011(“Original Annual Report”), in response to the SEC’s comments thereto, for the purpose of revising the following:

·	Item-9A Controls and Procedures to address disclosure required by Item 308 of Regulation S-K at December 31, 2010; and
·	Fair Value of Financial Instruments to address disclosure required by ASC 820 at December 31, 2010; and
·
Correction of an error reported in derivative liability in its financial statements for the year ended December 31, 2010.  The Company had previously recorded an increase in its derivative liability and a charge to interest expense for potential shares outstanding if all common stock equivalents were converted that would be in excess of the Company’s authorized amount.  These potential shares, however, were already accounted for in the derivative liability calculation.  This restatement included revisions to the following notes thereto: Note 2-Basis of Presentation and Summary of Significant Accounting Policies, in Restatement and in Going Concern, Note 6-Derivative Liabilities and in the following Items:  Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Other income and expense, Net income, Going Concern and Liquidity and Capital Resources and Item 1A - Risk Factors, in the first paragraph of the first risk factor and the ninth risk factor.

Except for the foregoing amended disclosure, this Form 10-K/A has not been amended or updated to reflect events that occurred after March 31, 2011, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

ii

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

Our business began recording minimal revenues in 2009 and we may never become profitable.  As of December 31, 2010, we had an accumulated deficit of $43,990,692 and a negative working capital of $2,405,360 excluding the derivative liability of $4,120,046.  A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2010, we had an accumulated deficit of $43,990,692. We expect to derive our future revenues from sales of our systems, however, the realization of these revenues is highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future

If we are unable to successfully achieve broad market acceptance of our systems, we may not be able to generate enough revenues in the future to achieve or sustain profitability.

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

Other expenses decreased by $48,474,758 from an expense of $33,377,206 for the year ended December 31, 2009 to net income of $15,097,552 for the year ended December 31, 2010 primarily as a result of of the change in fair value of the derivative liability decreasing by $24,888,310, loss on debt extinguishment decreasing by $12,038,787, and interest expense relating to the fair value of the convertible notes and other expenses decreasing by $11,547,661.

Provision for income taxes

We made no provision for income taxes for the years ended December 31, 2010 and 2009 due to net losses incurred except for minimum tax liabilities. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net income

The net income increased by $65,016,891 from a net loss of $53,098,298 for the year ended December 31, 2009 to net income of $11,918,593 for the year ended December 31, 2010, primarily as a result of the decrease for the change in the fair value of the derivative liability of $24,888,310, a decrease in interest expense relating to the fair value of the convertible notes and other expenses of $11,547,661, a decrease in share based compensation of $15,144,172 and a decrease in the  loss of debt extinguishment of $12,038,787, all non-cash items.  The remaining amount of net income relates to operating revenues, offset by various operating expenses.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has negative working capital of $2,405,360, excluding the derivative liability of $4,120,046 and an accumulated deficit of approximately $43,990,692 at December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010 and December 31, 2009, the Company had a working capital deficit of $6,525,406 and $33,495,333 respectively.  The negative working capital in 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $4,120,046, short term debt of $543,164, accounts payable of $936,858 and other changes to various accounts totaling $925,338 and the negative balance in 2009 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of approximately $30,854,755, short term debt of $930,528, accounts payable of $1,120,020 and other charges to various accounts totaling $590,030.   The income of $11,918,593 for the year ended December 31, 2010 was comprised of expenses of $185,968 for research and development, $86,032 for sales and marketing, $153,928 for share based compensation expense for stock options, and offset by a net decrease of $15,097,552 resulting from the change in fair value of derivative liability relating to the convertible notes and fair value of the warrants and interest, and the balance for working capital relating to general and administrative expenses.  The net loss of $53,098,298 for the year ended December 31, 2009 was comprised of $921,392 for research and development, $756,676 for sales and marketing, $15,298,100 for share based compensation expense for stock options, $33,377,206 of interest, loss on debt extinguishment and change in fair value of derivative liability relating to the convertible notes and fair value of the warrants and the balance for working capital relating to general and administrative expenses.  Cash received from financing activities for the year ended December 31, 2010 and 2009 totaled $2,217,000 and $3,490,229 respectively, resulting primarily from funding from the issuance of convertible notes payable.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on such criteria, our management, with the participation of our Chief Operating Officer and Chief Financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

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

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

 (a)    Documents filed as part of this Report:

  (1)    Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 22 of this Report.

  (2)    Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

  (3)    Exhibits

Exhibit Number	Description
2.1	Agreement dated as of January 28, 2009, by and among Clearview Acquisitions, Inc., Helix Wind Acquisition Corp. and Helix Wind, Inc. (1)
2.2	Articles of Merger. Plan of Merger by and among Terrapin Enterprises, Inc. and Black Sea Oil, Inc.dated December 6, 2006
3.1	Articles of Incorporation of the Company(2)
3.2	Amendment to Articles of Incorporation of the Company effective April 16, 2009. (3)
3.2	Bylaws of the Company (4)
3.3	Plan and Agreement of Merger of Helix Wind Acquisition Corp. and Helix Wind, Inc.(5)
3.4	Amended and Restated Articles of Incorporation dated November 3, 2008*
4.1	Form of Registration Rights Agreement among the Company and the investors signatory thereto in the 9% Convertible Note offering.(5)
4.2	Form of Warrant for the 9% Convertible Note offering.(5)
10.1	Company Share Employee Incentive Stock Option Plan. (5)
10.2	Form of Lock-Up Letter delivered to the Company by each of Ian Gardner, Scott Weinbrandt, Kevin Claudio, Paul Ward and Steve Polaski.(5)
10.3	Employment Agreement, dated as of June 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Ian Gardner.(5)
10.4	Employment Agreement, dated as of June 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Scott Weinbrandt. (5)
10.5	Employment Agreement, dated as of December 1, 2008, as amended January 26, 2009, by and between Helix Wind, Inc. and Kevin Claudio.(5)
10.6	Form of 9% Convertible Note. (5)
10.7	Board of Directors Service and Indemnification Agreement dated as of March 12, 2008, by and between Helix Wind, Inc. and Ian Gardner, as amended March 13, 2008. (5)
10.8	Board of Directors Service and Indemnification Agreement dated as of March 13, 2008, by and between Helix Wind, Inc. and Scott Weinbrandt, as amended March 13, 2008. (5)
10.9	Lease dated September 19, 2008, between Helix Wind, Inc. and Brer Ventures, LLC (5)
10.10	Assignment and Assumption Agreement dated February 11, 2009, by and between Helix Wind, Inc., and the Company (6)
10.11	Subscription Agreement dated March 31, 2009, between the Company and Whalehaven Capital Fund Limited. (6)
10.12	Convertible Promissory Note dated March 31, 2009, issued by the Company to Whalehaven Capital Fund Limited. (6)
10.13	Service and Indemnification Agreement dated as of June 16, 2009 with Gene Hoffman (7)
10.14	Form of Subscription Agreement dated July 8, 2009 (8)
10.15	Form of Convertible Promissory Note dated July 8, 2009 (8)
10.16	Form of Common Stock Purchase Warrant dated July 8, 2009 (8)
10.17	Placement Agency Agreement dated August 4, 2009 between Helix Wind, Corp. and Dominick & Dominick LLC (9)
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

Helix Wind, Corp. (Registrant)

Date: July 26, 2011	/s/ Kevin Claudio
	By:	Kevin Claudio
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS , that each of the undersigned, being a director or officer of Helix Wind, Corp., a Nevada corporation, hereby constitutes and appoints Kevin Claudio, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-K/A and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES TILTON James Tilton	Chief Operating Officer, and Director (Principal Executive Officer)	July 26, 2011

/s/ KEVIN CLAUDIO Kevin Claudio	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 26, 2011

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

The consolidated financial statements have been restated as discussed in Note 2.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $43,990,692 at December 31, 2010. As discussed in Note 2 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which Company is profitable. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
March 31,  2011, except for Note 2, which is dated as of July 26, 2011

HELIX WIND, CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
	(As restated)
ASSETS

CURRENT ASSETS
Cash	$87,395	$-
Accounts receivable, net	-	44,861
Related party receivable	-	3,356
Inventory	-	202,119
Prepaid expenses and other expenses	2,475	10,600
Total current assets	89,870	260,936

EQUIPMENT, net	291,981	414,668
PATENTS	79,916	63,930

Total assets	$461,767	$739,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$936,858	$1,120,020
Accrued compensation	291,117	350,264
Accrued interest	380,977	401,057
Accrued other liabilities	94,404	11,493
Accrued taxes	16,114	-
Deferred revenue	34,494	28,244
Related party payable	-	59,904
Short term debt	543,164	930,528
Convertible notes payable to related party, net of discount	144,837	-
Convertible notes payable, net of discount	53,265	4
Derivative liability	4,120,046	30,854,755
Total current liabilities	6,615,276	33,756,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 1,021,482,054 and 39,256,550, shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,148	3,926
Additional paid in capital	37,735,035	22,888,624
Accumulated deficit	(43,990,692)	(55,909,285)
Total stockholders’ deficit	(6,153,509)	(33,016,735)

Total liabilities and stockholders’ deficit	$461,767	$739,534

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(As restated)
REVENUE	$104,957	$1,239,374

COST OF SALES	73,798	950,046

GROSS MARGIN	31,159	289,328

OPERATING EXPENSES
Research and development	278,068	1,343,052
Selling, general and administrative	2,931,250	18,666,568
Total operating expenses	3,209,318	20,009,620

LOSS FROM OPERATIONS	(3,178,159)	(19,720,292)

OTHER INCOME (EXPENSE)
Interest income	436	81
Interest expense	(8,583,331)	(22,344,073)
Loss on debt extinguishment	-	(12,038,787)
Change in fair value of derivative liability	25,893,884	1,005,573
Loss on acquisition termination	(2,158,591)	-
Lawsuit settlement costs	(54,846)	-
Total other income (expense)	15,097,552	(33,377,206)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	11,919,393	(53,097,498)

PROVISION FOR INCOME TAXES	(800)	(800)

NET INCOME (LOSS)	$11,918,593	$(53,098,298)

NET INCOME (LOSS) PER SHARE - BASIC	$0.05	$(1.58)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(1.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	237,584,603	33,523,571
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	1,750,000,000	33,523,571

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Par Value	Capital	Deficit	Deficit
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

BALANCE – December 31, 2008 (1)	20,546,083	$2,055	$273,045	$(2,810,987)	$(2,535,887)
Stock issued upon reverse merger	16,135,011	1,614	(68,028)	-	(66,414)
Share based payments	-	-	15,298,100	-	15,298,100
Stock issued upon note conversion	753,632	75	1,654,491	-	1,654,566
Stock issued upon note conversion and warrant exercise	1,718,217	172	5,731,026	-	5,731,198
New stock issuance	103,607	10	(10)	-	-
Net loss	-	-	-	(53,098,298)	(53,098,298)
BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)
Share based payments	-	-	153,928	-	153,928
Stock issued upon note conversion and warrant exercise	921,071,430	92,107	11,347,272	-	11,439,379
New stock issuance	61,154,074	6,115	3,345,211	-	3,351,326
Net income	-	-	-	11,918,593	11,918,593

BALANCE – December 31, 2010	1,021,482,054	$102,148	$37,735,035	$(43,990,692)	$(6,153,509)

(1)
The December 31, 2008 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction.  See note 2.

The accompanying notes are an integral part of these consolidated financial statements.

HELIX WIND, CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,918,593	$(53,098,298)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	122,687	146,522
Allowance for doubtful accounts	39,036	36,607
Reserve for inventory obsolescence	88,564	-
Loss on ARE agreement termination	2,158,591	-
Gain on issuance of stock for company expenses	(416)	-
Amortization of debt discount	54,562	-
Write off of debt discount on converted debt	3,840,082	700,232
Stock based compensation expense	153,928	15,298,100
Change in fair value of derivative warrant liability	(25,893,884)	(1,005,600)
Interest recorded in relation to the derivative liability	2,467,433	21,614,066
Loss on debt extinguishment	-	12,038,787
Issuance of a note in lieu of expenses incurred on behalf of the Company	-	28,164
Issuance of stock for accounts payable	178,970	-
Issuance of stock for consulting services	360,000	-
Issuance of stock for note amendment	4,000	-
Issuance of stock for fund raising	577,000	-
Issuance of stock for payment of debt	1,887,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,825	(81,468)
Related party receivable	3,356	-
Inventory	113,555	203,976
Prepaid NRE tooling	-	21,734
Other current assets	5,517	40,992
Accounts payable	(110,462)	926,080
Accrued compensation	102,357	201,170
Accrued interest	316,138	245,740
Deferred revenue	6,250	(345,354)
Accrued other liabilities	4,616	(1,299)
Accrued taxes	-	(10,156)
Related party payable	(59,904)	37,471
Net cash used in operating activities	(1,656,606)	(3,002,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(373,673)
Patents	(13,378)	(45,002)
Cash used in investing activities	(13,378)	(418,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from merger with Clearview	-	270,229
Proceeds from short term notes payable	130,000	790,000
Principal payments on short term notes	(459,621)	(75,000)
Proceeds from convertible notes	2,087,000	2,430,000
Net cash provided by financing activities	1,757,379	3,415,229

NET INCREASE (DECREASE) IN CASH	87,395	(5,980)

CASH BALANCE – beginning of year	-	5,980

CASH BALANCE – end of year	$87,395	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of 12% notes to 9% notes	$-	$2,047,214
Conversion of convertible debt to non-convertible debt	$-	$187,365
Convertible notes in lieu of payables	$-	$291,057
Debt discount on embedded conversion features	$-	$4,893,033
Conversion of accrued interest to convertible debt	$-	$199,439
Common stock issued upon merger with Clearview	$-	$1,614
Net liabilities assumed in Clearview merger	$-	$66,414
Accrued interest on convertible notes payable converted to additional paid in capital	$316,218	$-
Financing charge for violation of St. George note	$960,500	$-
Issuance of convertible note in lieu of liabilities owned to former CEO	$144,837	$-
Interest charge for penalty in violation of short term debt	$20,000	$-
Reclass of derivative liability to additional paid in capital due to conversion of notes payable	$4,072,146	$-
Escrow of shares for former employee related to St. George bridge financing	$480	$-
Conversion of convertible notes payable to additional paid in capital	$3,603,457	$-
Conversion of warrants to additional paid in capital	$738,012	$-
Conversion of convertible notes and warrants into common stock and new issues	$98,222	$214

The accompanying notes are an integral part of these consolidated financial statements.

 HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 (as restated) and 2009

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

Restatement

The Company is restating its financial statements for the year ended December 31, 2010 for a correction of an error reported for that period.  The Company had previously recorded an increase in its derivative liability and a charge to interest expense for potential shares outstanding if all common stock equivalents were converted that would be in excess of the Company’s authorized amount.  These potential shares, however, were already accounted for in the derivative liability calculation.   The effects of the restated amounts, net of income taxes, are as follows:

	AS FILED	AS RESTATED
Derivative liability	$7,652,022	$4,120,046
Total current liabilities	$10,147,252	$6,615,276
Total stockholders’ deficit	($9,685,485)	($6,153,509)
Interest expense	$12,115,307	$8,583,331
Total other income	$11,565,576	$15,097,552
Net income	$8,386,617	$11,918,593
Earnings per share - basic	$0.04	$0.05
Earnings per share - diluted	$0.00	$0.01

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
For the Years Ended December 31, 2010 (as restated) and 2009

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $44,000,000 and $56,000,000 at December 31, 2010 and 2009 respectively, with recurring losses from operations and negative cash flow from operating activities from inception to December 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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

FINANCIAL INSTRUMENTS   The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input		Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
Assets:
Cash	$87,395	$-	$-	$87,395	$-	$-	$-	$-
Total assets	$87,395	$-	$-	$87,395	$-	$-	$-	$-

Liabilities:
Derivative liability	-	7,652,022	-	7,652,022		30,854,755	-	30,854,755
Total liabilities	$-	$7,652,022	$-	$7,652,022	$-	$30,854,755	$-	$30,854,755

The carrying value of the derivative liability is considered to approximate fair market value, as the input and assumptions used in its valuation are based on significant other observable inputs of variable reference rates and volatilities.
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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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

New Convertible Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2010, $1,978,175 of the New Convertible Notes were converted into common stock (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the note was converted). The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the year ended December 31, 2010 there was $24,886 amortized under this amortization method.  All of the new convertible notes, with the exception of those issued to St. George Investments and the convertible note issued to a related party, have been converted and the remaining unamortized discount has been charged to interest expense on the accompanying statement of operations.  There has been no amortization under the effective interest method related to the St. George notes.

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 (as restated)  and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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

HELIX WIND, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 (as restated) and 2009

6.	DERIVATIVE LIABILITIES (Continued)

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2009	$30,854,755
Issuance of derivative financial instruments	3,967,435
Conversion or cancellation of derivative financial instruments	(4,808,260)
Mark-to-market adjustment to fair value at December 31, 2010	(25,893,884)
December 31, 2010	$4,120,046

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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
For the Years Ended December 31, 2010 (as restated) and 2009

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