Form 10-Q/A
period 2011-03-31
Helix Wind, Corp.
filed 2011-07-27
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

As of July 27 , 2011 there were 1,750,000,000 shares of common stock outstanding.

Explanatory Note

This Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011,  filed with the SEC on April 25, 2011 (“Original Quarterly Report”), in response to the SEC’s comments thereto, for the purpose of revising the following:

●
Correction of an error reported in derivative liability in its financial statements for the period ended March 31, 2011.  The Company had previously recorded an increase in its derivative liability and a charge to interest expense for potential shares outstanding if all common stock equivalents were converted that would be in excess of the Company’s authorized amount.  These potential shares, however, were already accounted for in the derivative liability calculation.  This restatement included revisions to the following notes thereto: Note 2-Basis of Presentation and Summary of Significant Accounting Policies, in Restatement and in Going Concern, Note 6-Derivative Liabilities and in the following Items:  Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Other income and expense, Net income, Going Concern and Liquidity and Capital Resources and Item 1A - Risk Factors, in the first paragraph of the first risk factor and the ninth risk factor.

Except for the foregoing amended disclosure, this Form 10-Q/A has not been amended or updated to reflect events that occurred after April 25, 2011, the filing date of the Original Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended March 31, 2011

INDEX

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	March 31, 2011 (Unaudited)	December 31, 2010
	(As restated)	(As restated)
ASSETS

CURRENT ASSETS

Cash	$67,764	$87,395
Prepaid expenses and other current assets	15,301	2,475
	83,065	89,870

EQUIPMENT, net	267,285	291,981
PATENTS	91,750	79,916

Total assets	$442,100	$461,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$971,592	$936,858
Accrued compensation	291,117	291,117
Accrued interest	450,607	380,977
Other accrued liabilities	94,404	94,404
Accrued taxes	16,114	16,114
Deferred revenue	-	34,494
Short term debt	543,164	543,164
Convertible notes payable to related party, net of discount	144,837	144,837
Convertible notes payable, net of discount	66,493	53,265
Derivative liability	3,915,790	4,120,046
	6,494,118	6,615,276
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 1,750,000,000 and 1,021,482,054 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	175,000	102,148
Additional paid in capital	38,420,726	37,735,035
Accumulated deficit	(44,647,744)	(43,990,692)

Total shareholders’ deficit	(6,052,018)	(6,153,509)
Total liabilities and shareholders’ deficit	$442,100	$461,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2011		March 31, 2010
	(As restated)
REVENUES		$-	$5,637

COST OF SALES		-	4,454

GROSS MARGIN		-	1,183

OPERATING COSTS AND EXPENSES
Research and development		15,286	93,301
Selling, general and administrative		306,367	608,169
Total operating expenses		321,653	701,470

LOSS FROM OPERATIONS		(321,653)	(700,287)

OTHER INCOME (EXPENSES)
Other income		100,457	5,042
Other expense		-	(2,158,591)
Interest expense		(1,613,600)	(4,784,109)
Loss on debt extinguishment			-
Change in fair value of derivative liability		1,178,544	25,930,072
Total other income (expense)		(334,599)	18,992,414

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$	(656,252)	$18,292,127

PROVISION FOR INCOME TAXES		(800)	(800)

NET INCOME (LOSS)	$	(657,052)	$18,291,327

Basic and diluted net income (loss) per share attributable to common stockholders		$(0.00)	$0.40

Weighted average number of common shares outstanding		1,578,822,670	45,231,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
BALANCE – December 31, 2009	39,256,550	$3,926	$22,888,624	$(55,909,285)	$(33,016,735)

Share based payments	-	-	153,928	-	153,928

Stock issued upon note conversions and warrants exercised	921,071,430	92,107	11,347,272	-	11,439,379

New stock issuance	61,154,074	6,115	3,345,211	-	3,351,326

Net income	-	-	-	11,918,593	11,918,593

BALANCE–December 31, 2010	1,021,482,054	$102,148	$37,735,035	$ (43,990,692)	$ (6,153,509)

Share based payments			52,618		52,618

Stock issued upon note conversions	728,517,946	72,852	633,073		705,925

Net (loss)				(657,052)	(657,052)

BALANCE–March 31, 2011	1,750,000,000	$175,000	$38,420,726	$ (44,647,744)	$ (6,052,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(As restated)
OPERATING ACTIVITIES
Net income (loss)	$ (657,052)	$18,291,327
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,793	33,488
Stock based compensation	52,618	(735,654)
Change in fair value of derivative warrant liability	(1,178,544)	(25,930,073)
Interest in connection with derivative liability	1,260,907	1,747,662
Net loss on sale of equipment	1,543	-
Amortization of debt discount	13,228	-
Gain on issuance of stock for company expenses	-	(5,042)
Write off of debt discount on converted debt	225,752	1,686,675
Loss on acquisition agreement termination	-	2,158,591
Issuance of stock for consulting services	-	240,000
Issuance of stock for fundraising	-	577,000
Issuance of stock for payment of debt	-	1,887,000
Changes in operating assets and liabilities:
Accounts receivable	-	875
Due from investor	-	(592,000)
Inventory	-	3,254
Other current assets	(12,826)	8,356
Accounts payable	34,734	136,984
Accrued compensation	-	83,061
Accrued interest	113,184	54,280
Related party payable	-	(59,043)
Deferred revenue	(34,494)	-
Accrued liabilities	-	(1,838)
Net cash used in operating activities	(156,157)	(415,097)

INVESTING ACTIVITIES
Purchase of equipment	(1,640)	-
Patents	(11,834)
Net cash used in investing activities	(13,474)	-

FINANCING ACTIVITIES
Proceeds from short term notes payable	150,000	715,000
Principal payments on short term notes	-	(299,621)
Net cash provided by financing activities	150,000	415,379

Net increase in cash	(19,631)	282

Cash – beginning of period	87,395	-

Cash – end of period	$67,764	$282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on convertible notes payable converted to additional paid in capital	$43,554	$142,594
Financing charge for violation of St. George note	$1,113,464	$438,750
Issuance of St. George note	$202,500	$779,500
Discount on St. George note at issuance	$(52,500)	$(187,500)
Issuance of convertible note in lieu of liabilities owed to former CEO	$-	$144,837
Interest charge for penalty in violation of short term debt	$-	$20,000
Reclass of derivative liability to additional paid in capital due to conversion of notes payable	$436,619	$1,416,620
Escrow for shares of former employee related to St. George bridge financing	$-	$480
Conversion of convertible notes payable to additional paid in capital	$225,752	$1,686,675
Conversion of warrants to additional paid in capital	$-	$737,124
Conversion of convertible notes payable and warrants into common stock and new issuances	$-	$2,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (as restated)
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

Restatement

The Company is restating its financial statements for the period ended March 31, 2011 for a correction of an error reported for that period.  The Company had previously recorded an increase in its derivative liability and a charge to interest expense for potential shares outstanding if all common stock equivalents were converted that would be in excess of the Company’s authorized amount.  These potential shares, however, were already accounted for in the derivative liability calculation.   The effects of the restated amounts, net of income taxes, for the year ended December 31, 2010 and the period ended March 31, 2011, are as follows:

	December 31, 2010 AS FILED	December 31, 2010 AS RESTATED	March 31, 2011 AS FILED	March 31, 2011 AS RESTATED

Derivative liability	$7,652,022	$4,120,046	$7,792,605	$3,915,790
Total current liabilities	$10,147,252	$6,615,276	$10,370,933	$6,494,118
Total stockholders’ deficit	($9,685,485)	($6,153,509)	($9,928,833)	($6,052,018)
Interest expense			$1,958,439	$1,613,600
Total other expense			$679,438	$334,599
Net loss			$1,001,891	$657,052
Earnings per share - basic			$0.00	$0.00
Earnings per share - diluted			$0.00	$0.00

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
March 31, 2011 (as restated)
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

Going Concern
The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $2,495,263 excluding the derivative liability of $ 3,915,790 , and accumulated deficit of $ 44,647,744 at March 31, 2011, recurring losses from operations and negative cash flow from operating activities of $156,157 for the quarter ended March 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2010	$4,120,046
Issuance of derivative financial instruments	1,421,399
Conversion or cancellation of derivative financial instruments	(447,111)
Mark-to-market adjustment to fair value at March 31, 2011	(1,178,544)
March 31, 2011	$3,915,790

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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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
March 31, 2011 (as restated)
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

Other expense

Other expenses increased by $ 19,327,013 , from income of $18,992,414 in the three months ended March 31, 2010 to an expense of $ 334,599 in the three months ended March 31, 2011, primarily as a result in the change in the fair value of the derivative increasing by $ 24,406,689 , and interest expense relating to the fair value of the convertible notes and other expenses decreasing by $5,079,676.

Provision for income taxes

We made no provision for income taxes for the three months ended March 31, 2011 and 2010 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing  of profitability in future periods, we should fully reserve our deferred tax assets.

Net Loss

Net income decreased by $ 18,948,379 from net income of $18,291,327 for the three months ended March 31, 2010 to a net loss of $ 657,052 for the three months ended March 31, 2011, primarily as a result of the increase in the change of the fair value of the derivative liability of $ 24,406,689 , an increase in share based compensation of $788,272, a decrease in interest expense relating to the fair value of the convertible notes and other expenses of $5,079,676, all non-cash charges.  The remaining amount of the decrease  relates to various operating expenses.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, has negative working capital of $2,495,263 excluding the derivative liability of $ 3,915,790 and accumulated deficit of $ 44,647,744 at March 31, 2011.

Financial Condition and Liquidity

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating activities	$(156)	$(415)	$(1,398)	$(2,878)
Investing activities	$(13)	$-	$(27)	$(292)
Financing activities	$150	$415	$1,492	$2,870

Cash used in operating activities was approximately $156,000 and $415,000 for the period ended March 31, 2011 and March 31, 2010, respectively.  The $156,000 cash used for the period ended March 31, 2011 was primarily the result of the net loss of approximately $ 657,000 and a $1,178,000 decrease in the change in fair value of the derivative warrant liability, offset by interest recorded in connection with the derivative liability of approximately $ 1,260,000 , a write off of debt discount on converted debt of approximately $225,000, accrued interest on convertible notes of approximately $113,000 and other changes of approximately $79,000.  The $415,000 cash used for the period ended March 31, 2010 was primarily the result of the net income of approximately $18,300,000 and a $26,000,000 decrease in the change in fair value of the derivative warrant liability, a $735,000 decrease in stock based compensation, and funds due from an investor of $592,000, offset by interest recorded in connection with the derivative liability of approximately $1,747,000, a write off of debt discount on converted debt of approximately $1,686,000, a non cash loss of $2,158,000 on termination of an acquisition agreement, issuance of common stock of $2,700,000 for services and other changes of approximately $321,000.

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

As of March 31, 2011 and December 31, 2010, Helix Wind had a working capital deficit of $ 6,411,053 and $ 6,525,406 respectively.  The negative working capital at March 31, 2011 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $ 3,915,790 , short term debt of $543,164, accrued interest of $450,607, accounts payable of $971,592, accrued compensation of $291,117, and other charges to various accounts totaling $238,783.  The negative working capital at December 31, 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $ 4,120,046 , short term debt of $543,164, accrued interest of $380,977, accounts payable of $936,858, accrued compensation of $291,117, and other charges to various accounts totaling $253,244.  The loss of  $ 657,052 for the three months ended March 31, 2011 was comprised of expenses of $15,286 for research and development, $1,950 for sales and marketing, share based compensation for stock options of $52,618, and offset by a net decrease of $1,178,544 resulting from the change in fair value of the derivative liability relating to the convertible notes and fair value of warrants and interest, other income of $100,457 and the balance for working capital relating to general and administrative expenses.  The income of $18,291,327 for the three months ended March 31, 2010 was comprised of a decrease of $25,930,072 in change in fair value of derivative liabilities, offset by a loss of $2,158,591 on abundant Renewable Energy purchase agreement termination, interest expense of $4,784,109 and the balance in the company’s first quarter 2010 operating expenses.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Operating Officer (who is our executive principal officer) and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our business began recording minimal revenues in 2009 and we may never become profitable.  As of March 31, 2011, we had an accumulated deficit of $ 44,647,744 and a negative working capital of $2,495,263 excluding the derivative liability of $ 3,915,790 .  A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2011, we had an accumulated deficit of $ 44,647,744 . We expect to derive our future revenues from sales of our systems, however, the realization of these revenues is highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

Date: July 27 , 2011