Form 10-Q
period 2011-06-30
Helix Wind, Corp.
filed 2011-08-15
CIK 1364560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 000-52107

HELIX WIND, CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4069588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13125 Danielson Street, Suite 104
Poway, California	92064
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 15, 2011, 1,922,000,000 shares of common stock of the registrant were outstanding.

 HELIX WIND, CORP.
Quarterly Report on Form 10-Q for the period ended June 30, 2011

PART I - FINANCIAL INFORMATION

HELIX WIND, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

	June 30, 2011 (unaudited)	December 31, 2010 (as restated)
ASSETS

CURRENT ASSETS

Cash	$11,704	$87,395
Prepaid expenses and other current assets	6,341	2,475
Total current assets	18,045	89,870

Equipment, net	229,582	291,981
Patents	97,872	79,916

Total assets	$345,499	$461,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$954,179	$936,858
Accrued compensation	191,117	291,117
Accrued interest	582,100	380,977
Other accrued liabilities	94,411	94,404
Accrued taxes	8,464	16,114
Deferred revenue	-	34,494
Short term debt	448,164	543,164
Convertible notes payable to related party	144,837	144,837
Convertible notes payable, net of discount	73,886	53,265
Derivative liability	5,332,759	4,120,046
	$7,829,917	$6,615,276
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 and zero shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	100	-
Common stock, $0.0001 par value, 1,750,000,000 shares authorized, 1,750,000,000 and 1,021,482,054 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	175,000	102,148
Additional paid in capital	38,930,911	37,735,035
Accumulated deficit	(46,590,429)	(43,990,692)

Total shareholders’ deficit	(7,484,418)	(6,153,509)
Total liabilities and shareholders’ deficit	$345,499	$461,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$-	$-	$-	$5,637

COST OF SALES	-	-	-	4,455

GROSS MARGIN	-	-	-	1,182

OPERATING COSTS AND EXPENSES
Research and development	11,040	90,060	26,326	183,361
Selling, general and administrative	344,638	872,004	651,005	1,480,172

LOSS FROM OPERATIONS	(355,678)	(962,064)	(677,331)	(1,662,351)

OTHER INCOME (EXPENSES)
Other income (loss)	(13,002)	-	87,455	416
Loss on acquisition agreement termination	-	(4,626)	-	(2,158,591)
Interest expense	(897,924)	(1,411,509)	(2,856,361)	(6,195,618)
Loss on debt extinguishment	-	-	-	-
Change in fair value of derivative liability	(676,081)	(140,243)	847,300	25,789,829
Total other income (expense)	(1,587,007)	(1,556,378)	(1,921,606)	17,436,036

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(1,942,685)	$(2,518,442)	$(2,598,937)	$15,773,685

PROVISION FOR INCOME TAXES	-	-	(800)	(800)

NET INCOME (LOSS)	$(1,942,685)	$(2,518,442)	$(2,599,737)	$15,772,885

NET INCOME (LOSS) PER SHARE - BASIC	$(0.00)	$(0.03)	$(0.00)	$0.26
NET INCOME (LOSS) PER SHARE – DILUTED	$(0.00)	$(0.03)	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	1,750,000,000	77,621,636	1,664,884,201	61,516,085
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	1,750,000,000	77,621,636	1,664,884,201	744,599,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2010	-	-	1,021,482,054	102,148	37,735,035	(43,990,692)	(6,153,509)
Share based payments					100,403		100,403
Stock issued upon note conversion			728,517,946	72,852	633,073		705,925
Convertible preferred shares	1,000,000	100			462,400		462,500
Net (loss)						(2,599,737)	(2,599,737)
BALANCE –June 30, 2011	1,000,000	100	1,750,000,000	175,000	38,930,911	(46,590,429)	(7,484,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

OPERATING ACTIVITIES
Net income (loss)	$(2,599,737)	$15,772,885
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	49,495	60,068
Share based payments	100,403	(462,500)
Change in fair value of derivative liability	(847,300)	(25,789,830)
Interest in connection with derivative liability	2,096,632	2,343,929
Net loss on disposition of equipment	14,544	-
Write off of debt discount on converted debt	225,752	1,791,257
Amortization of debt discount	249,628	27,556
Loss on acquisition agreement termination	-	2,158,591
Gain on issuance of stock for company expenses	-	(416)
Issuance of preferred stock for accrued compensation	100,000	-
Issuance of preferred stock for short term debt	95,000	-
Issuance of stock for consulting services	-	250,000
Issuance of stock for fundraising	-	577,000
Issuance of stock for payment of debt	-	1,887,000
Issuance of stock for note amendment	-	4,000
Changes in operating assets and liabilities:
Accounts receivable	-	875
Inventory	-	42,605
Other current assets	(3,450)	(8)
Accounts payable	17,322	135,185
Accrued compensation	(100,000)	22,907
Accrued interest	283,177	132,939
Related party payable	-	(59,042)
Deferred revenue	(34,494)	83,920
Short term debt	(95,000)	-
Accrued liabilities	(7,650)	(1,838)
Net cash used in operating activities	(455,678)	(1,022,917)

INVESTING ACTIVITIES
Purchase of equipment	(1,640)	-
Patents	(18,373)	-
Net cash used in investing activities	(20,013)	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	400,000	892,000
Proceeds from short term notes payable	-	715,000
Principal payments on short term notes payable	-	(459,621)
Net cash provided by financing activities	400,000	1,147,379

Net increase (decrease) in cash	(75,691)	124,462

Cash – beginning of period	87,395	-

Cash – end of period	$11,704	$124,462

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability on warrants issued with convertible notes payable	$-	$4,194,944
Conversion of accrued interest to convertible preferred stock	$38,500	$-
Convertible preferred stock issued to holders of convertible notes payable for satisfaction of convertible notes payable	$229,000	$-
Accrued interest on convertible notes payable converted to additional paid in capital	$43,554	$191,206
Discount on St. George notes at issuance	$(127,500)	$-
Financing charge for violation of St. George note	$1,113,464	$877,215
Issuance of convertible note in lieu of liabilities owed to former CEO	$-	$144,837
Interest charge for penalty in violation of short term debt	$-	$20,000
Conversion of derivative liability to additional paid in capital due to conversion of convertible notes payable	$436,619	$2,468,520
Escrow of shares for former employee related to St. George bridge financing	$-	$480
Conversion of convertible notes payable to additional paid in capital	$225,752	$2,383,257
Conversion of warrants to additional paid in capital	$-	$738,112
Conversion of convertible notes payable and warrants into common stock and new issues	$72,852	$7,662
Issuance of convertible preferred stock	$100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above). The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. Amounts related to disclosures of December 31, 2010 balances within these interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on amended Form 10-K/A on July 26, 2011 as restated.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Helix Wind’s Current Report on amended Form 10-Q/A on July 27, 2011 as restated with the SEC. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has a working capital deficit of $2,479,113 excluding the derivative liability of $5,332,759, an accumulated deficit of $46,590,429 at June 30, 2011, recurring losses from operations of $677,331 and negative cash flow from operating activities of $455,678 for the six months ended June 30, 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2010 and the first six months of 2011, the Company raised funds through the issuance of convertible notes payable to investors and through a private placement of the Company’s securities to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities.

The company currently has insufficient capital and personnel to fulfill potential orders for its products and has had to severely curtail its operations beginning February 2010.  The Company is seeking additional capital to be able to restart operations and is exploring other alternatives for its intellectual property and other assets.  There can be no assurances that the Company will be able to obtain sufficient capital for its operations, or that there will be other alternatives for its intellectual property and other assets.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Patents

Patents represent external legal costs incurred for filing patent applications and their maintenance, and purchased patents. Amortization for patents is recorded using the straight-line method over the lesser of the life of the patent or its estimated useful life. No amortization has been recorded on these expenditures in accordance with Company policy not to depreciate patents until the patent has been approved and issued by the United States Patent Office or by the various international patent authorities.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairment losses were recognized at June 30, 2011 or December 31, 2010.

Equipment

Equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Non Recurring Equipment (NRE) tooling that was placed in service and paid in full as of June 30, 2011 and December 31, 2010 is capitalized and is being depreciated over 5 years. Tooling that has been partially paid for as of June 30, 2011 and December 31, 2010 was recognized as a prepaid noncurrent asset. Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. Expenditures for repairs and maintenance are charged to expense in the period incurred. At the time of retirement or other disposition of equipment and website development, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in results of operations.  During the three and six months ended June 20, 2011, loss on disposal of test equipment no longer used amounted to $14,544.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses advertising costs as incurred. During the six months ended June 30, 2011 and 2010, the Company incurred and expensed $2,210 and $5,040, respectively, in advertising expenses, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets. For the three months ended June 20, 2011 and 2010, research and development costs incurred were $11,040 and $90,060, respectively.  For the six months ended June 30, 2011 and 2010, research and development costs incurred were $26,326 and $183,361, respectively.

Deferred Revenue

The Company receives a deposit for up to 50% of the sales price when the purchase order is received from a customer, which is recorded as deferred revenue until the product is shipped. The Company did not receive any purchase orders from domestic and international customers to purchase company product during the quarter ended June 30, 2011. The Company had deferred revenue of $0 and $34,494 as of June 30, 2011 and December 31, 2010, respectively.  The balance from December 31, 2010 was reclassified to accounts payable as production of units has currently been suspended.

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
June 30, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Based Compensation
The Company accounts for its share-based compensation in accordance with ASC 718-20. Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

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

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value that “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring the fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of the derivative liability is based on valuation comprised of Level 2 inputs and assumptions, which are based on significant other observable inputs of variable reference rates and volatilities.

Basic and Diluted Net Income (Loss) per Common Share

The Company calculates basic and diluted net income (loss) per common share used the weighted average number of common shares outstanding during the periods presented.

Potentially dilutive common stock equivalents include the common stock issuable upon the exercise of warrants, stock options and convertible debt.  As of June 30, 2011, the weighted average number of common shares outstanding totaled 1,664,884,201, and the total diluted common stock equivalents at June 30, 2011 totaled 1,750,000,000 which equals the total authorized common shares of the Company.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and the interim periods within those fiscal years (which is January 1, 2011 for the Company).  Early application is encouraged.  The revised guidance was adopted as of January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

3.	EQUIPMENT

Equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Equipment	$47,897	$49,260
NRE tooling	424,903	424,903
Test facility	-	83,477
Leasehold improvements	10,254	10,254
Web site development costs	13,566	13,566
	496,620	581,460
Accumulated depreciation	(267,038)	(289,479)

	$229,582	$291,981

During the three and six months ended June 20, 2011, loss on disposal of test equipment no longer used amounted to $14,544.

4.	DEBT

Short Term Debt

Short term debt was $448,164 as of June 30, 2011 and $543,164 at December 31, 2010.

At June 30, 2011, short term debt includes $348,164 and $100,000 received from two non-related parties during 2009.  The two promissory notes have a term of 1 year and accrue interest at prime (3.25% at June 30, 2011) plus 1%.  During the second quarter 2011, $95,000 of short term debt was exchanged for convertible preferred shares of stock.

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

  HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Convertible Notes Payable and Convertible Notes Payable to Related Party

Convertible notes payable totaled $4,384,825 as of June 30, 2011 as described below.  In connection with the convertible notes payable issued, the Company issued an aggregate of 15,797,888 warrants. As of June 30, 2011, there were 12,994,028 outstanding warrants.  All of the convertible notes payable and warrants contain an anti-dilution provision which “re-set” the related conversion rate and exercise price, if any, subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.   The accounting literature related to the embedded conversion feature and warrants issued in connection with the convertible notes payable is discussed under note 5 below.

	Amount	Discount	Convertible Notes Payable, net of discount	Convertible Notes Payable Related Party, net of discount

Exchange Notes	$619,705	$(619,516)	$189	$-
Reverse Merger Notes	-	-	-	-
New Convertible Notes	3,765,120	(3,546,586)	73,697	144,837
	$4,384,825	$(4,166,102)	$73,886	$144,837

Exchange Notes – Convertible Notes Payable and Convertible Notes Payable to Related Party, net of discount

During the period ended June 30, 2011, $86,000 of the Exchange Notes was converted into convertible preferred stock of the Company (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2011, there was $7,908 amortized under this amortization method.

Reverse Merger Notes-Convertible Notes Payable, net of discount

During the period ended June 30, 2011, $100,000 of the Reverse Merger Notes was converted into convertible preferred stock of the Company (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  The Company is amortizing the debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2011, there was $840 amortized under this amortization method.  As of June 30, 2011, the Reverse Merger Notes were fully converted.

New Convertible Notes-Convertible Notes Payable, net of discount

During the period ended June 30, 2011, $43,000 of the New Convertible Notes was converted into convertible preferred stock of the Company (the unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).The Company is amortizing the remaining portion of debt discount using the effective interest method over the term of the convertible notes payable which is three years. During the period ended June 30, 2011 there was $16,080 amortized under this amortization method.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

During the period ended June 30, 2011, the Company’s activity related to convertible notes payable issued to St. George Investments is as follow:

During the period ended June 30, 2011, the Company’s notes payable balance with St. George increased by $474,551.  Included in the total amount of the increase during the period, $325,000 was issued as five additional notes for $65,000 each under a Note Purchase Agreement that was executed in first quarter 2011 (see Form 10Q/A filed July 27, 2011), and $149,551 of the increase was interest from previous financings with St. George Investments.

Additional Notes

The Company issued five additional notes of $65,000 each for a total of $325,000 for the period ended June 30, 2011.   The amount to be provided under each Additional Note is $50,000 after the original issue discount.

The Additional Note matures six months from the date of issuance. If there is a default the Note will accrue interest at the rate of 15% per annum. The number of shares of Common Stock to be issued upon such conversion of the First Note shall be determined by dividing (i) the conversion amount under the First Note by (ii) the lower of (1) 100% of the volume-weighted average price of the Company’s Common Stock (the “VWAP”) for the three (3) trading days with the lowest VWAP during the twenty (20) trading days immediately preceding the date set forth on the notice of conversion, or (2) 50% of the lower of (A) the average VWAP over the five (5) trading days immediately preceding the date set forth in the notice of conversion or (B) the VWAP on the day immediately preceding the date set forth in the notice of conversion.

The Additional Note provides that upon each occurrence of any of the triggering events the outstanding balance under the First Note shall be immediately and automatically increased to 125% of the outstanding balance in effect immediately prior to the occurrence of such Trigger Event, and upon the first occurrence of a Trigger Event, (i) the outstanding balance, as adjusted above, shall accrue interest at the rate of 15% per annum until the First Note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the First Note is repaid in full, to (a) accelerate the outstanding balance under the First Note, and (b) exercise default remedies under and according to the terms of the First Note; provided, however, that in no event shall the balance adjustment be applied more than two times.  The Trigger Events include the following:  (i) a decline in the five-day average daily dollar volume of the Company Common Stock in its primary market to less than $10,000 of volume per day; (ii) a decline in the average VWAP for the Common Stock during any consecutive five day trading period to a per share price of less than one half of one cent ($0.0005); (iii) the occurrence of any Event of Default under the First Note (other than an Event of Default for a Trigger Event which remains uncured or is not waived) that is not cured for a period exceeding ten business days after notice of a declaration of such Event of Default from Investor, or is not waived in writing by the Investor.  An Event of Default under the First Note includes (i) a failure to pay any amount due under the First Note when due; (ii) a failure to deliver shares upon conversion of the First Note; (iii) the Company breaches any covenant, representation or other term or condition in the Purchase Agreement, Note or other transaction document; (iv) having insufficient authorized shares; (v) an uncured Trigger Event; or (vi) upon bankruptcy events.

  HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
 (Unaudited)

Other Convertible Notes-Convertible Notes Payable, net of discount

During the year ended December 31, 2010, the Company issued a convertible note payable to Ian Gardner, a former officer of the Company.  The note has a principal balance of $144,837 and is convertible into common stock of the company at a rate of $0.50.  The note accrues interest at a rate of 9% per annum and all principal and accrued interest is due August 22, 2012.  The convertible feature on this convertible note payable does not contain any re-set features and is convertible at fixed rates.

The Company analyzed this note for possible discounts on the conversion feature and concluded this is no beneficial conversion feature since the stock price on the date of issuance is less than the conversion rate of $0.50.  The stock price on the date of issuance was $0.20.

As of June 30, 2011, convertible notes payable, related party, is $144,837.

Warrants

At June 30, 2011, the fair value of all warrants issued in connection with convertible notes payable and convertible notes payable to related party is estimated to be $3,248.  Management estimated the fair value of the warrants based upon the application of the Binomial Lattice Model using the following assumptions: expected term of 0.5 year; risk free interest rate of 0.10%; volatility of 67.5% and expected dividend yield of zero.

5.	DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of warrants, convertible notes payable, and convertible preferred stock with conversion features.  All of these instruments have variable conversion rates and contain anti-dilution provisions which “re-set” the related conversion rate and exercise price if any subsequent equity linked instruments are issued with rates lower than those of the outstanding equity linked instruments.

The conversion features included in the above referenced instruments were analyzed for derivative liabilities under GAAP and the Company has determined that they meet the definition of a derivative liability due to the contracts obligations.  Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.  The Company calculated the fair value of these instruments using the Binomial Lattice Model. The significant assumptions used in the calculation of the instrument’s fair value are detailed in the table below.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Derivative Liability - Embedded Conversion Features

During the six months ended June 30, 2011, the Company recorded a derivative liability of $2,507,125 for the issuance of convertible notes payable and convertible preferred stock.  During the six months ended June 30, 2011, none of these instruments were converted into common stock of the Company.  The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and convertible preferred stock and the carrying amount of the derivative liability related to the conversion feature was $672,833.  During the six months ended June 30, 2011, the Company recognized other income of $847,300 based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.  The value of the derivative liability associated with the embedded conversion features was $5,329,511 at June 30, 2011.

Derivative Liability - Warrants

During the six months ended June 30, 2011, the Company recognized an expense of $3,248 based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the warrants in the accompanying statement of operations.  The value of the derivative liability associated with the warrants was $3,248 at June 30, 2011.  During the six months ending June 30, 2011, there were no warrants exercised on a cashless basis.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 2 inputs.  The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants:

December 31, 2010 (as restated)	$4,120,046
Issuance of derivative financial instruments	2,507,125
Conversion or cancellation of derivative financial instruments	(447,112)
Mark-to-market adjustment to fair value at June 30, 2011	(847,300)
June 30, 2011	$5,332,759

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the derivative liabilities for the period ended of June 30, 2011 and the year ended December 31, 2010:

Weighted- average volatility	63.6% - 70.1%
Expected dividends	0.0%
Expected term	0.5 to 1 year
Risk-free rate	0.10% to 0.29%

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

6.	INCOME TAXES

There was no income tax expense recorded for the six months ended June 30, 2011 due to the Company’s net losses and a 100% valuation allowance on deferred tax assets.

7.	STOCK BASED COMPENSATION

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

The following weighted average assumptions were used in estimating the fair value of share-based payment arrangements as of June 30, 2011 and June 30, 2010:

Annual dividends	0
Expected volatility	59% - 75%
Risk-free interest rate	1.76% - 2.70%
Expected life	5 years

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

The Company is required to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. At June 30, 2011, the Company expects all remaining awards issued will be fully vested over the expected life of the awards.  For the six months ended June 30, 2011, 4,990,000 employee options were forfeited. The Company made no adjustment for compensation previously recognized on these forfeitures as these awards were vested on the forfeiture date.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Stock Option Activity

A summary of stock option activity for the period ended June 30, 2011 and June 30, 2010 is as follows:

		Weighted
		Average
	Number	Exercise
	Shares	Price

Options outstanding at December 31, 2009	11,051,240	$0.58
Granted	3,000,000	0.01
Exercised	-	-
Forfeited	(4,603,740)	0.50
Options outstanding at June 30, 2010	9,447,500	$0.01

Options outstanding at December 31, 2010	7,700,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited	(4,990,000)	0.01
Options outstanding at June 30, 2011	2,710,000	$0.05

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011 and June 30, 2010:

	June 30, 2011		June 30, 2010
	Outstanding	Exercisable	Outstanding	Exercisable

Number of shares	2,710,000	2,017,580	9,447,500	6,224,376
Weighted average remaining contractual life	3.86	3.84	4.04	3.74
Weighted average exercise price per share	$0.05	$0.05	$0.01	$0.50
Aggregate intrinsic value	$-	$-	$-	$-

The closing price at June 30, 2011 and June 30, 2010 was $0.0005 and $0.01, respectively.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price as of June 30, 2011 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $100,403 and $462,500 for the six months ended June 30, 2011 and 2010, respectively.

The amount of unrecognized compensation cost related to non-vested awards at June 30, 2011 was $239,998.  The weighted average period in which this amount is expected to be recognized is 1.16 years.

Stock options outstanding and exercisable at June 30, 2011, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
	Number of	Average	Contractual	Number of	Average	Contractual
Exercise	Options	Exercise	Life of Options	Options	Exercise	Life of Options
Price	Outstanding	Price	Outstanding	Exercisable	Price	Exercisable

$0.01	2,510,000	$0.01	3.96 yrs	1,846,722	$0.01	3.96 yrs
$0.50	200,000	$0.50	2.62 yrs	170,858	$0.50	2.62 yrs

	2,710,000	$0.05	3.86 yrs	2,017,580	$0.05	3.84 yrs

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

8.	CAPITAL STOCK

Common Stock Issued

We are authorized to issue up to 1,750,000,000 shares of common stock, par value $0.0001 per share.  Although the Company does not know the exact amount of dilution which may occur, the number of common shares outstanding on a diluted basis which would result from the conversion or exercise of all outstanding convertible notes, warrants and options is 1,750,000,000.  As of July 6, 2011, the Company amended its Articles of Incorporation and is now authorized to issue up to 100,000,000,000 shares of the Company’s common stock.

Preferred Stock Issued

We are authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share.  During the second quarter of 2011, the Company issued 1,000,000 shares of its convertible preferred stock.  The fair value of the preferred shares issued was valued at $462,500.  The preferred stock is designated as Series A Preferred Stock.  The Series A Preferred Stock shall not be entitled to receive any cash dividends or any other form of dividends.  The conversion rights are the same as the Company's existing convertible notes payable.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a revocable license agreement with Apex Telecom, LLC to rent office space at 13125 Danielson Street, Suite 101 Poway, CA, 92064.  The license period is on a month to month basis beginning effective April 19, 2010 through March 31, 2011, subject to certain provisions, at a current rate of $3,230 per month.  The Company extended the license period on a month to month basis at the same rate through June 30, 2011 with the landlord.  This license agreement expired on June 30, 2011.  The Company then signed a revocable license agreement with Pomerado Leasing No. 9 LP to rent office space at 13125 Danielson Street, Suite 104, Poway, CA 92064.  The license period is on a month to month basis effective July 1, 2011, subject to certain provisions, at a current rate of $1,650 per month.

The Company leased a test facility in California for $300 per month under a lease which expired on October 31, 2008. Under a new lease effective November 1, 2008, the rent increased to $450 per month.  The initial term of this lease is November 1, 2008 through October 31, 2009, with a one-year renewal option for each of the next five years which calls for no increase in rent during the renewal periods.  The lease was renewed November 1, 2009.  The company terminated this lease effective April 30, 2011.

Manufacturing Agreement

The East West accounts payable was $0 and $ 187,105 at June 30, 2011 and 2010 respectively and the Company had a commitment to pay East West $237,505 for cost related to the prospective manufacturing of inventory and tooling. The Company will record the $237,505 as part of its inventory, tooling and other expenses when legal title transfers from East West to the Company consistent with the Company’s policy for inventory as described in Note 2.  On January 25, 2011, the Company received notice from East West that East West deems the Professional Services Agreement dated June 14, 2008 between the Company and East West to be “null and void” due to the Company’s past due amounts owed to East West and not being able to resolve the outstanding balance at this time.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On March 5, 2010, the Company received a summons to appear in the Supreme Court of the State of New York, County of New York, in a lawsuit filed by Crystal Research Associates, LLC (“Crystal”) alleging the Company failed to pay for services rendered by Crystal in the amount of $33,750, which is recorded in accounts payable as of June 30, 2011.    On July 19, 2010 the Company received notice that it had defaulted in responding to the lawsuit.

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

On May 21, 2011, a complaint was filed by Ian Gardner, the Company’s former CEO and a director, against the Company and a director and officer of the Company asserting causes of action against the defendants for breach of certain contracts, breach of the covenants of good faith and fair dealing, fraud in the inducement, intentional and negligent misrepresentation, alter ego and declaratory relief.  Mr. Gardner’s suit seeks approximately $150,000 in stated damages as well as additional unstated damages.  The Company has accrued its anticipated obligation of approximately $95,000 in the financial statements as of December 31, 2010.  The company has denied these allegations.  On June 20, 2011 all parties to the lawsuit entered into a Settlement Agreement and Mutual General Release providing for the settlement of the litigation and mutual release of all claims whereby the Company agreed to reimburse Mr. Gardner $20,000 in legal costs, accrued in the financials as of June 30, 2011.  Payment terms will be over a four month period, with an additional one time contingent payment of approximately $95,000 based on a successful financing for the Company of a minimum of $2,500,000.

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.   The Company did not respond to the lawsuit within the 30 day period required to respond.  On March 8, 2011, the Superior Court of California, County of San Diego granted Gordon & Rees LLP’s request for a default judgment in the amount of $110,938 in the previously announced lawsuit against the Company.  The total outstanding balance is recorded in accounts payable as of June 30, 2011.  On August 1, 2011, the Company received a Notice of Levy/Enforcement of Judgment from Gordon & Rees LLP in connection with their default judgment against the Company in the amount of $110,938 pursuant to which Gordon & Rees LLP seized $62,485 in cash from the Company’s bank account. The Company does not have the cash to pay the remainder amounts due from the judgment and expects the default judgment and Notice of Levy/Enforcement of Judgment to have a material adverse effect on the Company and its assets.

HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On January 21, 2011, the Company received notice from legal counsel for Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s former independent auditor, that Squar Milner has requested a default judgment in its lawsuit against the Company. Squar Milner filed a lawsuit in Orange County Superior Court regarding the alleged unpaid balanced owed by the Company to Squar Milner in the amount of approximately $73,000.   On May 2, 2011, the Company confirmed that the Orange County Superior Court has entered a default judgment against the Company.  Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.  The total outstanding balance is recorded in accounts payable as of June 30, 2011.

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

On July 19, 2011, the Company received notice that Scott Weinbrandt filed a lawsuit against the Company in the Superior Court of the State of California, County of San Diego (the “Court”), alleging breach of contract and seeking an unspecified amount of damages (but in excess of $25,000) against the Company relating to the employment agreement he had with the Company.  Scott Weinbrandt is a former officer and director of the Company.  As of June 30, 2011, the Company has included in accrued compensation portions owed to Mr. Weinbrandt.  Any judgment against the Company resulting from the lawsuit could have a material adverse effect on the Company and its assets.

The Company is not presently a party to any other pending or threatened legal proceedings.

Executive Compensation

An employment agreement executed with the Company’s Chief Financial Officer (CFO) on April 22, 2010 calls for a base salary of $200,000 per annum May 1, 2010 through December 31, 2010; $225,000 per annum January 1, 2011 through December 31, 2011; and $250,000 per annum beginning January 1, 2012.  During the period ended June 30, 2011, $100,000 of accrued officers' compensation was converted to shares of the Company’s convertible preferred stock.

 HELIX WIND, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

10.	SUBSEQUENT EVENTS

Recent new accounting standards require that management disclose the date to which subsequent events have been evaluated and the basis for such date.  Accordingly, management has evaluated subsequent events through August 15, 2011, the date upon which the financial statements were issued.

Effective as of July 1, 2011, the Company closed a financing transaction under a Note Purchase Agreement with St. George Investments, LLC, an Illinois limited liability company pursuant to which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500 (First Note). The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, loan to the Company an additional principal amount of up to $195,000 pursuant to three additional convertible secured promissory notes in the principal amount of $50,000 each on or about each two week anniversary of the issuance of the First Note during the three consecutive two week periods immediately following the issuance of the First Note, for a total aggregate additional net amount of $150,000 (after deducting the original issue discount amounts of $15,000 for each additional note).

On July 19, 2011, the Company received notice that Scott Weinbrandt filed a lawsuit against the Company in the Superior Court of the State of California, County of San Diego (the “Court”), alleging breach of contract and seeking an unspecified amount of damages (but in excess of $25,000) against the Company relating to the employment agreement he had with the Company.  Scott Weinbrandt is a former officer and director of the Company.  Any judgment against the Company resulting from the lawsuit could have a material adverse effect on the Company and its assets.

On July 26, 2011, the Company filed an amended and restated Form 10K/A for the period ended December 31, 2010.

On July 27, 2011, the Company filed an amended and restated Form 10Q/A for the period ended March 31, 2011.

Effective July 28, 2011 and pursuant to the Schedule 14C previously filed and as distributed in accordance with the “access and notice” rules adopted by the Securities and Exchange Commission, the holders of a majority of the voting rights of the Company’s outstanding common and preferred stock, approved resolutions to amend the Company’s Articles of Incorporation.  As amended, the Company’s Articles of Incorporation now authorize the issuance of up to 100,000,000,000 shares of the Company’s Common Stock and, at the same time, the amendment retained the authorization for up to 5,000,000 shares of the Company’s Preferred Stock (as previously authorized prior to the amendment).

On July 28, 2011, the Company received a notice from St. George Investments, LLC, a Illinois limited liability company notifying the Company that a liquidity default had occurred under the four Convertible Secured Promissory Notes dated March 31, 2011, April 15, 2011, April 30, 2011, May 18, 2011 and May 31, 2011, each in the principal amount of $65,000, made by the Company in favor of St. George.

On July 29, 2011, the Company issued 172,000,000 shares of the Company’s Common Stock upon conversion to a holder of 92,973 shares of the Company’s Series A Preferred Stock previously issued.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six month period ended June 30, 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

In the period ended June 30, 2011, Kevin Claudio, Company’s Chief Financial Officer, was appointed as a director of the Company.  Mr. Claudio is considered to be the principal financial officer of the Company.  The Board of Directors is currently comprised of Mr. Claudio and Mr. James Tilton, who joined the board in first quarter 2011.

Effective July 28, 2011 and pursuant to the Schedule 14C previously filed and as distributed in accordance with the “access and notice” rules adopted by the Securities and Exchange Commission, the holders of a majority of the voting rights of the Company’s outstanding common and preferred stock, approved resolutions to amend the Company’s Articles of Incorporation.  As amended, the Company’s Articles of Incorporation now authorize the issuance of up to 100,000,000,000 shares of the Company’s Common Stock and, at the same time, the amendment retained the authorization for up to 5,000,000 shares of the Company’s Preferred Stock (as previously authorized prior to the amendment).

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has a significant working capital deficit, and has outstanding liabilities which significantly exceed its existing cash resources.

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

Results of Operations

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

There was no revenue in the three months ended June 30, 2011 or 2010.

Cost of Revenues

There was no revenue and therefore, no cost of revenues for the three months ended June 30, 2011 or 2010.

Gross profit

There was no gross profit in the three months ended June 30, 2011 or 2010.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $79,020 from $90,060 in the three months ended June 30, 2010 to $11,040 in the three months ended June 30, 2011.  The decrease primarily related to the decrease of $68,994 relating to product development and testing as well as a decrease of $10,026 for share based compensation expense related to stock options for second quarter.

Selling, general and administrative

Selling, general and administrative expense decreased by $527,366 from $872,004 in the three months ended June 30, 2010 to $344,638 in the three months ended June 30, 2011.  The reduction related primarily to a decrease in share based payments related to stock options of $215,343, compensation to management and employees decreasing by $78,539, supply expense  decreasing by $85,900,  rent decreasing by $4,837, professional and legal settlement costs decreasing by  $148,161 and various other expenses decreasing by $910.  The Company is no longer actively operating and has only 3 employees.  These decreases were offset by an increase in various miscellaneous expenses of $6,324.

Other expense

Other expenses increased by $30,629 from $1,556,378 in the three months ended June 30, 2010 to $1,587,007 in the three months ended June 30, 2011, primarily as a result of a decrease in interest expense from the change in fair value of the convertible notes and convertible preferred stock of $513,585, offset by an increase in the fair value of the derivative liability of $535,838 and an increase in other expenses of $8,376.

Provision for income taxes

We made no provision for income taxes for the three months ended June 30, 2011 or 2010 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

 Net loss

Net loss decreased by $575,757 from $2,518,442 in the three months ended June 30, 2010 to $1,942,685 in the three months ended June 30, 2011, primarily as a result of a decrease in operating expenses of $381,017.  In addition, there was a decrease in interest expense of $513,585 recorded for the fair value of the convertible notes and convertible preferred stock and a decrease of share based compensation of $225,369, offset by an increase in the fair value of the derivative liability of $535,838, all non-cash charges. The remaining amount of net loss relates to various operational and other expenses for the existing business.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenues

Revenue decreased by $5,637 from $5,637 in the six months ended June 30, 2010 to $0 in the six months ended June 30, 2011, as a result of no revenues in the first six months of 2011 compared to shipping 1 S322 model to a customer in the first six months of 2010.

Cost of Revenues

The cost of revenues decreased by $4,455 from $4,455 for the six months ended June 30, 2010 to $0 in the six months ended June 30, 2011 as a direct result of the sales decrease for the first six months of 2011.  The cost of revenues in the first six months of 2010 represented the direct product costs from the manufacturer associated with the bill of material for the S322 received by customer.

Gross profit

Gross profit decreased by $1,182 from $1,182 in the six months ended June 30, 2010 to $0 in the six months ended June 30, 2011, reflecting the decrease in revenue. The Company’s first product shipments to customers occurred in 2009.

Research and development

Cost incurred for research and development are expensed as incurred.  Research and development expense decreased by $157,035 from $183,361 in the six months ended June 30, 2010 to $26,326 in the six months ended June 30, 2011, primarily as a result of the decrease of $133,279 relating to product development and testing as well as a $23,756 reduction to share based compensation expense related to stock options.

Selling, general and administrative

Selling, general and administrative expense decreased by $829,167 from $1,480,172 in the six months ended June 30, 2010 to $651,005 in the six months ended June 30, 2011, primarily as a result of compensation to management and employees decreasing by $241,998, shipping decreasing by $33,721, financing costs relating to stock replenishment decreasing by $132,000, rent expense decreasing by  $16,522, telephone expense decreasing by $6,117, supply costs decreasing by $85,776, professional and legal settlement costs decreasing by $893,436 and other various expenses decreasing by $6,256.   These decreases were offset by an increase of $586,659 for share based payments related to stock options.

Other expense

Other expenses increased by $19,357,642 from income of $17,436,036 in the six months ended June 30, 2010 to other expense of $1,922,606 in the six months ended June 30, 2011, primarily as a result of the change in fair value of the derivative liability increasing by $24,942,529, interest expense relating to the fair value of the convertible notes and convertible preferred stock and other expenses decreasing by $3,426,296 and loss recorded for a fee on the early termination of a potential acquisition decreasing by $2,158,591.

Provision for income taxes

The $800 provision for income taxes for the six months ended June 30, 2011 and 2010 related to the California minimum franchise tax. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets.

Net loss

The net income decreased by $18,372,622 from net income of $15,772,885 in the six months ended June 30, 2010 to a net loss of $2,599,737 in the six months ended June 30, 2011, primarily as a result of the decrease for the change in the fair value of the derivative liability of $24,942,529,  an increase in share based compensation of $562,903, offset by a decrease in interest expense of $3,339,257, and a $2,158,591 decrease in a loss on an acquisition agreement termination, all non-cash charges.  In addition, there was a $1,549,105 decrease in operating expenses.  The remaining amount of net loss relates to various operational and other expenses for the existing business.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses from operations, has a working capital deficit of $2,479,113 excluding the derivative liability of $5,332,759, and an accumulated deficit of approximately $46,590,429 at June 30, 2011.

Financial Condition and Liquidity

Liquidity and Capital Resources

Cash flow information is as follows:

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010

Operating activities	$(456)	$(1,023)	$(1,089)	$(2,359)
Investing activities	$(20)	$-	$(33)	$(119)
Financing activities	$400	$1,147	$1,010	$2,412

Cash used in operating activities was approximately $456,000 and $1,023,000 for the period ended June 30, 2011 and June 30, 2010, respectively.  The $456,000 cash used for the period ended June 30, 2011 was primarily the result of the net loss of approximately $2,600,000 and a change in the fair value of the derivative liability of approximately $503,000, offset by interest recorded in connection with the derivative liability of approximately $1,752,000,  accrued interest on convertible notes of approximately $283,000, write off of the debt discount on converted debt of approximately $226,000, amortization of debt discount of approximately $250,000, stock based compensation of approximately $100,000 and other changes of approximately $36,000.  The $1,023,000 cash used for the period ended June 30, 2010 was primarily the result of the net income of approximately $15,773,000, decreased by the change in the fair value of the derivative liability of approximately $25,790,000 and a decrease in stock based compensation of approximately $463,000.  These decreases were offset by interest recorded in connection with the derivative liability of approximately $2,344,000, a write off of debt discount on converted debt of approximately $1,791,000, accrued interest on convertible notes of approximately $133,000,  amortization of debt discount of approximately $28,000, the issuance of stock for expenses and debt of $2,718,000, the loss on an acquisition agreement termination of approximately $2,159,000, and other charges of approximately $284,000.

Cash used in investing activities was approximately $20,000 and $0 for the period ended June 30, 2011 and June 30, 2010, respectively, and was primarily a result of our investment in the patent of our wind turbine technology.

Cash provided by financing activities was $400,000 and approximately $1,147,000 for the period ended June 30, 2011 and June 30, 2010, respectively.  The $400,000 received during the first six months of 2011 represented cash proceeds from convertible notes issued to St. George Investments.  The $1,607,000 received during the first six months of 2010 consisted of proceeds from convertible and short-term notes primarily from St. George Investments, offset by principal payments of approximately $460,000 primarily to Bluewater Partners reducing their short term notes and other payments made to non-related parties.

As of June 30, 2011 and June 30, 2010, Helix Wind had a total working capital deficit of approximately $7,811,872 and $6,817,214 respectively.  The negative working capital in 2011 results primarily from the derivative liability relating to the convertible notes, convertible preferred notes and fair value of the warrants of $5,332,759, short term debt of $448,164, accounts payable of  $954,180, accrued compensation of $191,116, accrued interest of $582,100, convertible notes, net of discount, of $218,723 and various other accrued liabilities of $84,830.  The negative working capital in 2010 results primarily from the derivative liability relating to the convertible notes and fair value of the warrants of $4,502,222 short term debt of $620,907, accounts payable of $1,182,505, accrued interest of $322,790, accrued compensation of $288,487, convertible notes payable, net of discount, of $172,393 and offset by net assets in excess of various other accrued liabilities of $272,090.  The loss of $2,599,737 for the six months ended June 30, 2011 was comprised of expenses of $2,856,361 for interest related to the derivative liability, $26,326 for research and development, $2,210 for sales and marketing, share based compensation for stock options of $100,403 offset by a net decrease of $847,300 resulting from the change in fair value of derivative liability  relating to the convertible notes and fair value of the warrants and interest, and the balance for working capital relating to general and administrative expenses.   The income of $15,772,885 for the six months ended June 30, 2010 was comprised of a decrease of $25,789,829 in change in fair value of derivative liabilities, offset by a loss of $2,158,591 on the early termination of a potential acquisition, interest expense of $6,195,618, and the balance in the Company’s first quarter 2010 operating expenses.

The Company has funded its operations to date through the private offering of debt and equity securities.

The Company expects significant capital expenditures during the next 12 months. We currently anticipate that we will need substantial cash and liquidity for operations for the next 12 months and we do not have sufficient cash on hand to meet this requirement. These anticipated expenditures are for manufacturing of systems for potential orders, infrastructure, overhead, and working capital purposes.

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

Effective January 20, 2011, the Company’s previously announced purchase order with one of its distributor’s to provide twenty-four (24) S594 wind turbines for a facility in the midwest has been cancelled due to the Company's failure to perform in a timely fashion and each Party’s inability to finalize definitive terms, conditions and timeline to perform under the purchase order at this time.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Effective as of July 1, 2011, the Company closed a financing transaction under a Note Purchase Agreement (the “Purchase Agreement”) with St. George Investments, LLC, an Illinois limited liability company (the “Investor”) pursuant to which, among other things, the Company issued a convertible secured promissory note in the aggregate principal amount of $72,500 (the “First Note”).  The Purchase Agreement also contains representations, warranties and indemnifications by the Company and the Investor.

The Purchase Agreement also provides that, subject to meeting certain conditions, and no Event of Default has occurred under any of the notes, the Investor may, in its sole and absolute discretion, loan to the Company an additional principal amount of up to $195,000 pursuant to three additional convertible secured promissory notes in the principal amount of $50,000 each (the “Additional Notes”) on or about each two week anniversary of the issuance of the First Note during the three consecutive two week periods immediately following the issuance of the First Note, for a total aggregate additional net amount of $150,000 (after deducting the original issue discount amounts of $15,000 for each Additional Note).

The following is a brief summary of each of those agreements. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that was filed on Form 8-K July 6, 2011.  Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

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

First Note and Additional Notes; Confession of Judgment, Security Agreements and Guaranties

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

The First Note provides that upon each occurrence of any of the triggering events described below (each, a “Trigger Event”), the outstanding balance under the First Note shall be immediately and automatically increased to 125% of the outstanding balance in effect immediately prior to the occurrence of such Trigger Event,, and upon the first occurrence of a Trigger Event, (i) the outstanding balance, as adjusted above, shall accrue interest at the rate of 15% per annum until the First Note is repaid in full, and (ii) the Investor shall have the right, at any time thereafter until the First Note is repaid in full, to (a) accelerate the outstanding balance under the First Note, and (b) exercise default remedies under and according to the terms of the First Note; provided, however, that in no event shall the balance adjustment be applied more than two (2) times.  The Trigger Events include the following:  (i) a decline in the average VWAP for the Common Stock during any consecutive five (5) day trading period to a per share price of less than one half of one cent ($0.0002); (iii) the occurrence of any Event of Default under the First Note (other than an Event of Default for a Trigger Event which remains uncured or is not waived) that is not cured for a period exceeding ten (10) business days after notice of a declaration of such Event of Default from Investor, or is not waived in writing by the Investor.

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

The First Note is subject to a Confession of Judgment executed by the Company in favor of the Investor which may be perfected by the Investor in the Event of Default, and is subject to a Security Agreement executed by the Company in favor of the Investor in which the Company’s obligations under the First Note are secured by the assets of the Company.  The Company’s obligations under the First Note are also guaranteed by the Company’s wholly-owned subsidiary.

Each of the three Additional Notes in the principal amount of $65,000.00 has substantially similar terms to the terms of the First Note.  The amount to be provided under each Additional Note is $50,000 after the original issue discount.  Each of the three Additional Notes is also subject to a Confession of Judgment, Security Agreement and Guaranty executed by the Company’s wholly owned subsidiary.  Any Event of Default or Trigger Event under the First Note or Additional Notes will provide the Investor the right to exercise all of its remedies under the Purchase Agreement, the First Note and Additional Notes, and each of the Confession of Judgment, Security Agreement and Guaranty.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. The Company has appropriately evaluated its equipment and patents for impairment as of June 30, 2011 and December 31, 2010 and through each period and does not believe that the assets are impaired as of each reporting date. Management will continue to assess the valuation of its equipment and patents as it restructures.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Operating Officer (who is our executive principal officer) and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 21, 2011, a complaint was filed by Ian Gardner, the Company’s former CEO and a director, against the Company and a director and officer of the Company asserting causes of action against the defendants for breach of certain contracts, breach of the covenants of good faith and fair dealing, fraud in the inducement, intentional and negligent misrepresentation, alter ego and declaratory relief.  Mr. Gardner’s suit seeks approximately $150,000 in stated damages as well as additional unstated damages.  The Company has accrued its anticipated obligation of approximately $95,000 in the financial statements as of December 31, 2010.  The company has denied these allegations.  On June 20, 2011 all parties to the lawsuit entered into a Settlement Agreement and Mutual General Release providing for the settlement of the litigation and mutual release of all claims whereby the Company agreed to reimburse Mr. Gardner $20,000, accrued in the financials as of June 30,211,  in legal costs over a four month period, and to pay Mr. Gardner an additional one time contingent payment of approximately $95,000 based on a successful financing for the Company of a minimum of $2,500,000.

On September 29, 2010, the Company received a summons to appear in the Superior Court in the State of California, County of San Diego, in a lawsuit filed by Gordon & Rees LLP alleging the Company failed to pay for legal services rendered in the amount of $107,110.   The Company did not respond to the lawsuit within the 30 day period required to respond.  On March 8, 2011, the Superior Court of California, County of San Diego granted Gordon & Rees LLP’s request for a default judgment in the amount of $110,938 in the previously announced lawsuit against the Company.  The total outstanding balance is recorded in accounts payable as of June 30, 2011.  On August 1, 2011, the Company received a Notice of Levy/Enforcement of Judgment from Gordon & Rees LLP in connection with their default judgment against the Company in the amount of $110,938.18 pursuant to which Gordon & Rees LLP seized $62,485 in cash from the Company’s bank account. The Company does not have the cash to pay the remainder amounts due from the judgment and expects the default judgment and Notice of Levy/Enforcement of Judgment to have a material adverse effect on the Company and its assets.

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

On January 21, 2011, the Company received notice from legal counsel for Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), the Company’s former independent auditor, that Squar Milner has requested a default judgment in its lawsuit against the Company. Squar Milner filed a lawsuit in Orange County Superior Court regarding the alleged unpaid balanced owed by the Company to Squar Milner in the amount of approximately $73,000.   On May 2, 2011, the Company confirmed that the Orange County Superior Court has entered a default judgment against the Company.  Any judgment against the Company resulting from the lawsuit would have a material adverse effect on the Company.  The total outstanding balance is recorded in accounts payable as of June 30, 2011.

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

On July 19, 2011, the Company received notice that Scott Weinbrandt filed a lawsuit against the Company in the Superior Court of the State of California, County of San Diego (the “Court”), alleging breach of contract and seeking an unspecified amount of damages (but in excess of $25,000) against the Company relating to the employment agreement he had with the Company.  Scott Weinbrandt is a former officer and director of the Company.  As of June 30, 2011, the Company has included in accrued compensation portions owed to Mr. Weinbrandt.  Any judgment against the Company resulting from the lawsuit could have a material adverse effect on the Company and its assets.

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

 Our business began recording minimal revenues in 2009 and we may never become profitable.  As of June 30, 2011, we had an accumulated deficit of $46,590,429 and a negative working capital of $2,479,113 excluding the derivative liability of $5,332,759.  A significant amount of capital will be necessary to advance the development of our products to the point at which they will become commercially viable and these conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  Our financial condition raises substantial doubt that we will be able to continue as a “going-concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2011.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going-concern”.  Our ability to continue as a “going-concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a “going-concern”, you may lose your entire investment in us.

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

The Company has significant outstanding indebtedness. As of June 30, 2011, the Company had a gross aggregate outstanding principal balance of $4,384,825 in convertible debt obligations. If the lenders under these convertible notes do not convert their notes to common stock and demand repayment, the Company does not have sufficient cash to pay its debt obligations. Our failure to repay this debt could result in events of default under the convertible notes which provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. If the debt remains unpaid past the due dates and the lenders choose to exercise their rights of default, the Company may be forced to seek the protection afforded by Chapter 7 of the federal bankruptcy laws which would have a material adverse effect on the Company. The Company’s default on its debt obligations or potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2011, we had an accumulated deficit of $46,590,429. We expect to derive our future revenues from sales of our systems; however, the realization of these revenues is highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

We have 1,922,000,000 shares of common stock issued and outstanding as of the date of this report. We also have outstanding a gross aggregate principal balance of $4,384,825 of Convertible Notes as of June 30, 2011 which may be converted into shares of common stock at the conversion rate as provided in the convertible notes. Because the conversion rate under the Convertible Notes is at a discounted price from the trading price of the Company’s common stock, and the low trading price of the Company’s common stock, any additional conversions of these Convertible Notes would result in the issuance of a significant amount of additional shares of common stock which will dilute the ownership interest of our shareholders. The conversion of these Convertible Notes, exercise of warrants and new stock issued during the year resulted in an increase in the number of the Company’s issued and outstanding shares of common stock from 1,021,482,054 as of December 31, 2010 to 1,750,000,000 shares issued and outstanding as of June 30, 2011.  In addition, we recently completed financings described in this report with St. George Investments, LLC pursuant to which we issued a convertible note, if exercised, would result in a significant amount of additional shares of common stock outstanding. Further, we anticipate the need to raise additional capital which would also result in the issuance of additional shares of common stock and/or securities convertible into our common stock.  We also have outstanding warrants to purchase common stock the exercise of which could potentially result in the Company issuing a significant number of additional shares of common stock.

Effective July 28, 2011 and pursuant to the Schedule 14C previously filed and as distributed in accordance with the “access and notice” rules adopted by the Securities and Exchange Commission, the holders of a majority of the voting rights of the Company’s outstanding common and preferred stock, approved resolutions to amend the Company’s Articles of Incorporation.  As amended, the Company’s Articles of Incorporation now authorize the issuance of up to 100,000,000,000 shares of the Company’s Common Stock and, at the same time, the amendment retained the authorization for up to 5,000,000 shares of the Company’s Preferred Stock (as previously authorized prior to the amendment).

The increase in the number of authorized shares of common stock may allow for a significant number of additional shares of common stock to be issued and,therefore, a common shareholder has a significant risk of having its interest in our Company significantly diluted.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

Our Articles of Incorporation had authorized the issuance of 1,750,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.0001 par value per share. As discussed above, we had 1,750,000,000 shares of common stock outstanding as of the date of this report, and the Company has contractual obligations to issue a significant amount of additional shares issuable upon exercise and conversion of our outstanding warrants, stock options and convertible notes.

The amendment to the Company’s Articles of Incorporation referenced above increasing the authorized shares to 100,000,000,000 could have a significant dilutive effect on our shareholders and on your investment, resulting in reduced ownership in our company and decreased voting power, or may result in a change of control.

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

 Risks Related to Preferred Stock

Our board of directors has the right to issue additional shares of common stock, or preferred stock with rights, privileges and preferences which are superior to the shares of common stock, without stockholder consent, which could have the effect of restricting the ability of the common stock shareholders to impact the outcome of shareholder voting, and could create substantial dilution or impeding or discouraging a takeover transaction.

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock.  The preferred stock may contain rights, privileges and preferences, including voting rights, which are superior to the common stock.  The issuance of preferred stock could therefore have the effect of restricting the ability of the common stock holders to impact the outcome of matters put before a vote or consent of the shareholders.  The preferred stock may also be given preferences over the common stock for dividends or other distributions from the company.  Also, any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, thereby protecting the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
•	effecting an acquisition that might complicate or preclude the takeover

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 29, 2011, the Company issued 172,000,000 shares of the Company’s Common Stock upon conversion to a holder of 92,973 shares of the Company’s Series A Preferred Stock previously issued. The issuance of shares of common stock were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

On July 28, 2011, the Company received a notice from St. George Investments, LLC, a Illinois limited liability company notifying the Company that a liquidity default had occurred under the four Convertible Secured Promissory Notes dated March 31, 2011, April 15, 2011, April 30, 2011, May 18, 2011 and May 31, 2011, each in the principal amount of $65,000, made by the Company in favor of St. George.

 Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX WIND, CORP.

By:	/s/ Kevin Claudio
Kevin Claudio
Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2011